Form 10-Q
period 1996-03-31
CORE INC
filed 1996-05-15
CIK 880238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996
                                                --------------

                         Commission file number 0-19600
                                                -------



                                  CORE, INC.
                               ----------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                        04-2828817
         --------------------------------         ----------------------
         (State of other jurisdiction of            (I.R.S. employer
         incorporation or organization)             identification no.)


         18881 Von Karman Avenue, Suite 1750, Irvine, California 92715
         -------------------------------------------------------------
              (Address of principal executive offices) (zip code)


Registrant's telephone number, including area code:  (714) 442-2100
                                                     --------------

Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

On April 30, 1996, there were 4,838,753 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.

                                   FORM 10-Q
                      for the quarter ended March 31, 1996

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----

PART I.     FINANCIAL INFORMATION
            ---------------------
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets............................    3

           Consolidated Condensed Statements of Operations..................    5

           Consolidated Condensed Statements of Cash Flows..................    6

           Notes to Consolidated Condensed Financial Statements.............    8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................   10

PART II.    OTHER INFORMATION
            -----------------

Item 1.    Legal Proceedings................................................  N/A

Item 2.    Changes in Securities............................................  N/A

Item 3.    Defaults Upon Senior Securities..................................  N/A

Item 4.    Submission of Matters to a Vote of Security
           Holders..........................................................  N/A

Item 5.    Other Information................................................  N/A

Item 6.    Exhibits and Reports on Form 8-K.................................   15

Signatures .................................................................   17

                                  CORE, INC.

                     Consolidated Condensed Balance Sheets

                                                 December 31,        March 31,
                                                     1995              1996
                                                 ------------      -----------
                                                    (Note 1)         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $ 1,005,807      $    18,332
  Cash pledged as collateral                         106,000           45,500
  Customer advances                                  286,550          286,550
  Investments available-for-sale                   1,531,610          437,009
  Accounts receivable, net of allowance for
   doubtful accounts of $170,337 in 1995 and
   $170,337 at March 31, 1996                      2,987,356        4,301,040
  Notes receivable from officers                      35,507           36,169
  Claims receivable                                   44,845           44,851
  Notes receivable - related party                                  1,041,450
  Prepaid expenses and other current assets          445,076          450,892
                                                 -----------      -----------
Total current assets                               6,452,751        6,661,793

Property and equipment, net                        3,155,234        3,527,849
Cash pledged as collateral                           192,000          192,000
Deposits and other assets                            178,402          298,479

Goodwill, net of accumulated amortization of
 $27,000 in 1995 and $34,600 at March 31, 1996     1,929,885        1,918,780
Intangibles, net                                     286,927          266,781

Total assets                                     $12,195,199      $12,865,682
                                                 ===========      ===========


                                  CORE, INC.

                                                     December 31,     March 31,
                                                         1995           1996
                                                     -----------     -----------
                                                       (Note 1)      (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $   846,156     $ 1,252,284
  Accrued expenses and vacation                        1,199,255       1,140,131
  Accrued payroll                                        184,795         455,343
  Accrued vacation                                       376,561         438,811
  Accrued restructuring costs                            130,498          59,698
  Deferred income taxes                                   68,316          68,316
  Claims payable                                         326,368         326,368
  Current portion of notes payable                       155,994          91,995
  Current portion of contractual obligations to
   former shareholders                                   298,509         334,484
  Current portion of capital lease payments               91,159          82,894
                                                     -----------     -----------
Total current liabilities                              3,301,050       3,811,513

Contractual obligations to former shareholders,
 net of current portion                                  645,106         316,824
Amounts due to former shareholders under non-
 compete agreements                                      100,000          50,000
Capital lease obligations, net of current portion         71,969          59,889
Deferred rent, net of current portion                    279,317         264,622
Deferred income taxes                                    149,500         149,500

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value, authorized
   500,000 shares; no shares issued and outstanding
  Common stock, $0.10 par value per share;
   authorized 10,000,000 shares; issued and
   outstanding 4,794,403 and 4,815,781 shares at
   December 31, 1995 and March 31, 1996,
   respectively                                          479,440         481,573
  Additional paid-in capital                          18,052,547      18,104,713
  Deferred compensation                                  (51,120)        (51,520)
  Cumulative unrealized gain on investments
   available-for-sale                                     30,975           6,778
  Accumulated deficit                                (10,863,585)    (10,328,620)
                                                     -----------     -----------
Total stockholders' equity                             7,648,257       8,213,334
                                                     -----------     -----------

Total liabilities and stockholders' equity           $12,195,199     $12,865,682
                                                     ===========     ===========

See accompanying notes

                                  CORE, INC.
          Consolidated Consensed Statements of Operations (Unaudited)


                                              Three Months Ended March 31,
                                                  1995            1996
                                              ------------------------------
Revenues                                      $ 4,728,653       $6,583,562

Cost of services                                3,116,938        3,938,910
                                              -------------   --------------
Gross profit                                    1,611,715        2,644,652

Operating expenses:
  General and administrative                    1,190,608        1,403,074
  Sales and marketing                             382,033          470,234
  Restructuring costs                             557,515
  Merger costs and expenses                       427,950
  Depreciation and amortization                   232,562          277,911
                                              -------------   --------------
Total operating expenses                        2,790,668        2,151,219

Income (loss) from operations                  (1,178,953)         493,433

Other income (expense):
  Interest income                                  77,483           45,366
  Interest expense                                (51,339)         (18,451)
  Realized gain (loss) on sale of investments
    available-for-sale                             (1,663)          14,617
  Other income                                      2,760
                                              -------------   --------------
                                                   27,241           41,532
                                              -------------   --------------
Net income (loss)                             $(1,151,712)        $534,965
                                              =============  ===============

Net income (loss) per common share                 $(0.24)          $0.10
                                              =============  ===============
Weighted average number of common shares
  outstanding                                   4,739,930        5,532,000
                                              =============  ===============

See accompanying notes.

                                  CORE, INC.
          Consolidated Consensed Statements of Cash Flows (Unaudited)

                                                                    Three Months Ended March 31,
                                                                        1995            1996
                                                                  --------------------------------
Operating activities
Net income (loss)                                                   $(1,151,712)        $534,965
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Depreciation and amortization                                         250,963          300,006
  Provision for doubtful accounts                                        15,000
  Loss on sale/disposal of equipment                                                       1,144
  Realized gain on sale of investments
   available-for-sale                                                                    (14,617)
  Decrease in contractual obligation to
   former shareholders                                                                  (134,000)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                         (187,085)      (1,313,684)
    Decrease in prepaid expenses and other
      current assets                                                    145,679            4,184
    Increase in customer advances                                                             (6)
    (Decrease) in cash overdraft                                       (301,367)
    Decrease in accounts payable and accrued
      expenses                                                          581,843          482,057
                                                                  ---------------   --------------
Net cash used in operating activities                                  (646,679)        (139,951)

Investing activities
Additions to property and equipment                                    (186,719)        (636,019)
Additions to goodwill                                                                     (6,495)
Decrease (increase) in cash pledged as collateral                      (167,098)          60,500
Increase to notes receivable from officers                                                  (662)
Note receivable - AmHealth                                                            (1,041,450)
Increase in deposits and other assets                                                   (120,077)
Purchase of investments available-for-sale                           (3,989,302)

Sales of investments available-for-sale                               7,879,679        1,085,021
                                                                  ---------------   --------------
Net cash provided by (used in) investing activities                   3,536,560         (659,182)


See accompanying notes

                                  CORE, INC.
         Consolidated Consensed Statements of Cash Flows - Continued (unaudited)

                                                                    Three Months Ended March 31,
                                                                        1995            1996
                                                                  --------------------------------
Financing activities
Net (repayments) borrowings under revolving line of
 credit                                                             (1,200,000)
Proceeds from issuance of officer's notes
Payments on officer's notes                                            200,000
Payments on notes payable                                              (92,454)          (63,999)
Payments on capital lease obligations                                  (21,175)          (20,345)
Payments on contractual obligation to former
 shareholders                                                                           (158,307)
Issuance of common stock upon exercise of stock
 options and warrants                                                                     54,309
                                                                  ---------------    -------------
Net cash used in financing activities                               (1,513,629)         (188,342)
                                                                  ---------------    -------------
Net increase (decrease) in cash and cash equivalents                 1,376,252          (987,475)
Cash and cash equivalents at beginning of year                          --             1,005,807
                                                                  ---------------    -------------
Cash and cash equivalents at end of year                            $1,376,252           $18,322
                                                                  ===============    =============

Supplemental disclosure of cash flow information

Interest paid                                                          $54,354
                                                                  ===============    =============
Income taxes paid

See accompanying notes.

CORE, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 1996


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements of CORE, INC. (the "Company") at that date.

In the opinion of management, all adjustments, (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995 contained in the Company's annual report filed on Form 10-K (File #0-19600) with the Securities and Exchange Commission on April 1, 1996.


Note 2 - Investments

At March 31, 1996, the Company had no securities that qualified as trading or held-to-maturity. The following is a summary of available-for-sale securities at March 31, 1996:

                            Amortized  Unrealized  Estimated
                            Cost       Gain        Fair Value
                            ---------------------------------
U.S. Treasury Securities    $430,231   $6,778      $437,009

For the three months ended March 31, 1996, the Company sold available-for-sale securities with a fair value on the date of sale of $1,085,021. A realized gain of $14,617 on these sales was recognized in the three months ended March 31, 1996. The net unrealized gain of $6,778 on these securities has been included as a separate component of stockholders' equity as of March 31, 1996.

At March 31, 1996, investments consisted of U.S. Treasury securities.

Note 3 - Impairment of Long-Lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the quarter ended March 31, 1996, events and circumstances indicated that approximately $120,000 of intangible assets related to the Integrated Behavioral Health division might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CORE, INC. ("CORE" or "the Company") is a national provider of managed disability and health care benefits management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. The Company's services include managed disability services using CORE's proprietary Workability(R) disability management software, specialty physician and behavioral health review services and health care benefits utilization review and case management services. The Company's services are designed to assist its clients monitor and control disability and health care benefits costs without compromising the quality of health care services provided to the patient. The Company is typically compensated for these services on a per review, (i.e. per case), hourly or to a lesser extent per employee per month fee. In a limited number of cases, the Company's compensation varies with cost savings realized by the client as a result of the Company's services. With the AmHealth acquisition discussed below, CORE will also manage a network of nine occupational health clinics and on-site medical facilities, which render occupational and industrial medical services.

The Company was incorporated in Massachusetts in April 1984 under the name Peer Review Analysis, Inc. ("PRA") and became publicly-held entity in December 1991 with the completion of an initial public offering. In March 1995, PRA completed its merger (the "CMI/PRA Merger") involving Core Management, Inc., a Delaware corporation ("CMI"). CMI offers a broad range of disability management, health care utilization review, case management and analysis and consulting services. The CMI/PRA Merger was accounted for as a pooling of interests for accounting purposes. The description herein of the business of the Company includes the operations of both PRA and CMI from the inception of both companies. In July 1995 the Company changed its name from Peer Review Analysis, Inc., to CORE, INC. On October 2, 1995, CORE acquired all the capital stock of Cost Review Services, Inc. ("CRS"), a workers' compensation bill audit firm.

CORE intends to expand its position as a leading provider of managed disability benefits services by utilizing its Workability(R) program and related services to reduce the direct costs of group disability and workers' compensation benefits and to improve employee productivity. The Company believes that the combination of its health care and workplace management tools and its strong information technology foundation provide an effective management platform that can be tailored to meet the needs of employers and managed care organizations.

Recent Developments

On May 13, 1996, the Company filed with the Securities and Exchange Commission a registration statement with respect to a public stock offering by CORE of 2,500,000 shares of its Common Stock. The closing of the offering is contingent upon the closing of the acquisition by CORE, pursuant to an Asset Purchase Agreement executed on May 10, 1996, of certain assets and operations of AmHealth, Inc. AmHealth is a management services organization ("MSO") that manages occupational health clinics and on-site industrial medical facilities in California. The assets and operations to be acquired by the Company relate to nine occupational health clinics and a medical services division that provides on-site occupational health and industrial medical services to approximately 11 employers. These clinics and the on-site medical services operation provide initial diagnosis and treatment of work-related injuries and illnesses. The purchase price for AmHealth's assets is $15.7 million payable in cash. Consummation of the transaction is subject to the successful completion of the public stock offering, satisfactory completion of a due diligence investigation, and satisfaction of certain other conditions.

Additionally, CORE has provided or guaranteed lines of credit to AmHealth of up to $1.0 million to meet working capital requirements and up to $500,000 for capital purchases. AmHealth's use of funds, under these lines of credit, is subject to CORE's approval. CORE has provided $1.0 million to AmHealth under these lines of credit as of March 31, 1996.

On April 8, 1996, CORE announced that it had been selected (subject to negotiation of a definitive service agreement) by Bell Atlantic Corporation to provide managed disability services, including utilization of CORE's WorkAbility program, for approximately 57,000 employees beginning August 1, 1996. The Company and Bell Atlantic are currently negotiating the agreement.

On April 29, 1996, in connection with the Company's hiring of Peter P. Greaney, M.D. as the Company's Chief Medical Officer, CORE entered into an agreement with Dr. Greaney, pursuant to which the Company has the option, exercisable through December 31, 1996, to purchase the Greaney Medical Group. GMG Workcare, a division of Greaney Medical Group, is a national consulting organization specializing in all aspects of occupational medicine, including managed occupational health care and outsourcing of occupational health programs for national employers. The purchase price for the business is approximately $8.1 million.

On April 30, 1996, the Company announced its negotiations with respect to the Company's providing long-term administrative and managerial service to Continental FirstCare, a MSO affiliated with an independent physician association ("IPA") of approximately 75 occupational health facilities in California.

Results of Operations

The following table sets forth certain statement of operations data expressed as a percentage of revenues for the periods indicated:


                                               Three months ended
                                                   March 31,
                                             ------------------------
                                             1995               1996
                                             ------------------------
Revenue                                      100.0%            100.0%
Cost of services                              65.9              59.8
Gross profit                                  34.1              40.2
General and administrative expense            25.2              21.3
Sales and marketing expense                    8.1               7.1
Net income (loss)                            (24.4%)             8.1%

The following table characterizes the Company's revenue by similar or related service for the three months ended March 31:


                                                         1995              1996
                                                   ---------------------------------
                                                   Amount  Percent   Amount  Percent
                                                   ---------------------------------
                                                        (dollars in thousands)

Specialty physician and behavioral
   health review                                   $2,259     47.8%  $2,325     35.3%
Utilization review and case management              1,568     33.1    1,909     29.0
Managed disability (including WorkAbility(R),
   analytic and bill audit)                           902     19.1    2,350     35.7
                                                 -----------------------------------
                                                   $4,729    100.0%  $6,584    100.0%
                                                 ===================================

Three Months Ended March 31, 1996 and 1995

Revenues. Revenues increased by $1,855,000 (39%) from $4,729,000 in 1995 to
- ---------
$6,584,000 in 1996. This increase can be attributed to continued growth in the volume of reviews being processed by the Company from existing clients in each of these principal service lines as well as the addition of new clients. Approximately $1,448,000 (78%) of the Company's increase in revenues during the first quarter of 1996 came from managed disability services. The majority of this increase resulted from the addition in 1995 of Hughes Electronics Corporation and Champion International as key WorkAbility clients, increased services to smaller corporate clients under the Company's distribution relationship with CIGNA Insurance and the acquisition of CRS in October 1995 giving CORE the ability to service the workers' compensation market with bill audit services.

During the first quarter of 1996, the Company's top five clients represented 31% of revenues compared to 33% during the first quarter of 1995. No single client represented more than 10% of total revenues in the quarter ended March 31, 1996.

Cost of services.  Cost of services for the Company include direct expenses
- -----------------
associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased by $822,000 (26%) from $3,117,000 for the three months ended March 31, 1995 to $3,939,000 for the three months ended March 31, 1996. The increase is primarily the result of additional payroll associated with processing a higher volume of referrals and increased staffing levels required to service new and growing WorkAbility clients. Gross profit performance improved from 34% for the quarter ended March 31, 1995 to 40% for the quarter ended March 31, 1996 due primarily to the efficiencies obtained from the restructuring of operations following the CMI/PRA Merger (March 1995), including a consolidation of management staff and the companies' benefit plans, and greater economies of scale related to higher revenues.

General and administrative expenses.  General and administrative expenses
- ------------------------------------
include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $212,000 (18%) from $1,191,000 or 25% of revenues for the quarter ended March 31, 1995 to $1,403,000 or 21% of revenues for the quarter ended March 31, 1996. Expenses increased due to additional staffing in the accounting and information services areas to support the growth of the Company's sales. Additionally, rent and other general and administrative expenses have increased due to the purchase of CRS. The improvement as a percentage of revenue is generally due to efficiencies obtained as a result of the CMI/PRA Merger and the greater economies of scale related to higher revenues.


Sales and marketing expenses.  Sales and marketing expenses includes salaries
- -----------------------------
for sales and account management and travel expense. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $88,000 (23%) from $382,000 for the quarter ended March 31, 1995 to $470,000 for the quarter ended March 31, 1996. The increase is primarily due to increased travel expenses. The Company's sales and marketing strategy focuses the efforts of an industry known senior management team and a smaller sales and marketing staff on fewer but significantly larger sales prospects.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 1996, the Company's cash and cash equivalents decreased by $987,000. For this period, operating activities used $141,000 due primarily to an increase of $1,314,000 in accounts receivable, offset by income for the quarter of $535,000 and an increase in accounts payable and accrued expenses of $482,000. The increase in accounts receivable can be attributed to continued revenue growth while the increase in accounts payable and accrued expenses relates to the timing of payments. The net cash used in investing activities of $658,000 is essentially related to the use of $635,000 of cash to fund software development and leasehold improvements at the Company's Burlington office. In addition, the Company issued notes receivable to affiliates in the amount of $1,041,000, using cash provided from the sale of investments available-for-sale of $1,085,000. The Company's financing activities used $188,000 for payments due on contractual obligations, notes payable and capital leases.

During the first quarter of 1996, the Company increased its available line of credit by $1,000,000 up to $2,500,000. This line of credit will be utilized to meet short-term demands for cash that fluctuate based on the timing of collections on accounts receivable and may also be utilized in connection with the Company's proposed acquisition of AmHealth. There was no principal or interest outstanding on the line at March 31, 1996.

During the first quarter of 1996, in conjunction with CORE's proposed acquisition of AmHealth, the Company loaned $1,000,000 to AmHealth, under lines of credit agreements. See AmHealth discussion under "Current Developments."

The Company plans to finance its operations and working capital requirements with investments on hand, earnings from operations and other sources of available funds. The Company believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the years 1996 and 1997.

PART II.

Item 6.      Exhibits and Reports on Form 8-K.
- ------       --------------------------------

     (a)     Exhibits.  The following exhibits are included:

Exhibit No.  Exhibit
- -----------  -------

2.1 Registrant's January 9, 1995 letter to AmHealth, Inc. concerning a proposed acquisition of assets. Filed as exhibit no. 2.3 to the Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

2.2 Asset Purchase Agreement, dated May 10, 1996, by and among Registrant, AmHealth Clinics Corp. and AmHealth, Inc. (without Exhibits and Schedules). Filed as exhibit no. 2.4 to the Registrant's Registration Statement on Form S-1, filed May 13, 1996, and incorporated herein by reference.

2.3 Option to Purchase Business Agreement, dated April, 1996, between Registrant and Peter P. Greaney, M.D. Filed as exhibit no. 2.5 to the Registrant's Registration Statement on Form S-1, filed May 13, 1996, and incorporated herein by reference.

10.1 Form of Stock Option Agreement, granted March 29, 1996, to officers, including schedule of officer optionees. Filed as exhibit no. 10.31 to the Registrant's Registration Statement on Form S-1, filed May 13, 1996, and incorporated herein by reference.

10.2 Form of Stock Option Agreement, granted March 29, 1996, for consulting services, including schedule of optionees. Filed as exhibit no. 10.32 to the Registrant's Registration Statement on Form S-1, filed May 13, 1996, and incorporated herein by reference.

10.3 Employment Agreement, dated April, 1996, between Registrant and Peter P. Greaney, M.D. Filed as exhibit no. 10.45 to the Registrant's Registration Statement on Form S-1, filed May 13, 1996, and incorporated herein by reference.

10.4 Amendment to Loan Agreement, dated March 25, 1996, by and among Registrant, Core Management, Inc., a Delaware corporation, and Cost Review Services, Inc., as borrowers, and Silicon Valley Bank. Filed as exhibit no. 10.56 to the Registrant's Registration Statement on Form S-1, filed May 13, 1996, and incorporated herein by reference.

11   *       Statement re: Computation of Per Share Earnings for the three months ended March 31, 1996.
__________________________________
*  Filed herewith


      (b)    Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CORE, INC.




                         By:  /s/ William E. Nixon
                            --------------------------------------------------
                              William E. Nixon
                              Chief Financial Officer, Treasurer and Executive Vice President (Duly authorized officer and Principal Financial Officer)



Dated: May 15, 1996