Form 10-Q/A
period 1996-03-31
CORE INC
filed 1996-05-24
CIK 880238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A


                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19600
                                                -------



                                  CORE, INC.
                               ----------------
             (Exact name of registrant as specified in its charter)

     Pursuant to Rule 12b-15, the undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended March 31, 1996, as set forth in the pages attached hereto:

         Item 1. Financial Statements. Certain of the financial statements set forth in Item 1 have been revised to condense certain presentations and to correct transcription errors contained in the previously filed Form 10-Q.

         Schedule 11.1. This schedule has been revised to include additional information.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CORE, INC.


Date: May 24, 1996                       By: /s/ William E. Nixon
                                            ----------------------------------
                                             William E. Nixon
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Clerk (Principal Financial Officer)

Part I
Item 1. Financial Statements

                                  CORE, INC.

                     Consolidated Condensed Balance Sheets

                                                 December 31,        March 31,
                                                     1995              1996
                                                 ------------      -----------
                                                    (Note 1)         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $ 1,005,807      $    18,332
  Cash pledged as collateral                         106,000           45,500
  Customer advances                                  286,550          286,550
  Investments available-for-sale                   1,531,610          437,009
  Accounts receivable, net of allowance for
   doubtful accounts of $170,337                   2,987,356        4,301,040
  Notes receivable from officers                      35,507           36,169
  Notes receivable from affiliates                                  1,041,450
  Prepaid expenses and other current assets          499,921          495,743
                                                 -----------      -----------
Total current assets                               6,452,751        6,661,793

Property and equipment, net                        3,155,234        3,527,849
Cash pledged as collateral                           192,000          192,000
Deposits and other assets                            178,402          298,479

Goodwill, net of accumulated amortization of
 $27,000 in 1995 and $34,600 at March 31, 1996     1,929,885        1,918,780
Intangibles, net                                     286,927          266,781
                                                 -----------      -----------
Total assets                                     $12,195,199      $12,865,682
                                                 ===========      ===========


See accompanying notes

                                  CORE, INC.

                                                     December 31,     March 31,
                                                         1995           1996
                                                     -----------     -----------
                                                       (Note 1)      (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $   846,156     $ 1,252,284
  Accrued expenses                                     1,525,623       1,416,499
  Accrued payroll                                        184,795         455,343
  Accrued restructuring costs                            130,498          59,698
  Deferred income taxes                                   68,316          68,316
  Current portion of notes payable                       155,994          91,995
  Current portion of obligations to
   former shareholders                                   298,509         384,484
  Current portion of capital lease payments               91,159          82,894
                                                     -----------     -----------
Total current liabilities                              3,301,050       3,811,513

Long-term obligations to former shareholders,
 net of current portion                                  745,106         366,824
Capital lease obligations, net of current portion         71,969          59,889
Deferred rent, net of current portion                    279,317         264,622
Deferred income taxes                                    149,500         149,500

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
                                              =============  ===============

See accompanying notes.

                                  CORE, INC.
          Consolidated Consensed Statements of Cash Flows (Unaudited)

                                                                    Three Months Ended March 31,
                                                                        1995            1996
                                                                  --------------------------------
Operating activities
Net income (loss)                                                   $(1,151,712)        $534,965
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                         250,963          300,006
  Provision for doubtful accounts                                        15,000
  Realized gain on sale of investments
   available-for-sale                                                                    (14,617)
  Decrease in obligations to
   former shareholders                                                                  (134,000)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (187,085)      (1,313,684)
    Decrease in prepaid expenses and other
      current assets                                                    145,679            4,178
    Decrease in cash overdraft                                         (301,367)
    Increase in accounts payable and accrued
      expenses                                                          581,843          482,057
                                                                  ---------------   --------------
Net cash used in operating activities                                  (646,679)        (141,095)

Investing activities
Additions to property and equipment                                    (186,719)        (634,875)
Additions to goodwill                                                                     (6,495)
Decrease (increase) in cash pledged as collateral                      (167,098)          60,500
Increase to notes receivable from officers                                                  (662)
Advances to affiliates                                                                (1,041,450)
Increase in deposits and other assets                                                   (120,077)
Purchases of investments available-for-sale                          (3,989,302)
Sales of investments available-for-sale                               7,879,679        1,085,021
                                                                  ---------------   --------------
Net cash provided by (used in) investing activities                   3,536,560         (658,038)


See accompanying notes

                                  CORE, INC.
         Consolidated Consensed Statements of Cash Flows - Continued (unaudited)

                                                                    Three Months Ended March 31,
                                                                        1995            1996
                                                                  --------------------------------
Financing activities
Net repayments under revolving line of credit                       (1,200,000)
Payments on officer's notes payable                                   (200,000)
Payments on notes payable                                              (92,454)          (63,999)
Payments on capital lease obligations                                  (21,175)          (20,345)
Payments on obligations to former
 shareholders                                                                           (158,307)
Issuance of common stock upon exercise of stock
 options and warrants                                                                     54,309
                                                                  ---------------    -------------
Net cash used in financing activities                               (1,513,629)         (188,342)
                                                                  ---------------    -------------
Net increase (decrease) in cash and cash equivalents                 1,376,252          (987,475)
Cash and cash equivalents at beginning of period                        --             1,005,807
                                                                  ---------------    -------------
Cash and cash equivalents at end of period                          $1,376,252           $18,332
                                                                  ===============    =============

Supplemental disclosure of cash flow information:

Interest paid                                                          $54,354           $45,603
                                                                  ===============    =============

See accompanying notes.

CORE, INC.
Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 1996


Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements of CORE, INC. (the "Company") at that date.

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