Form 10-Q
period 1996-06-30
CORE INC
filed 1996-08-14
CIK 880238

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                        COMMISSION FILE NUMBER 0-19600

                                  CORE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2828817
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OF OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

         18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA 92715
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 442-2100

  Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  On August 9, 1996, there were 6,862,068 shares of the Registrant's Common Stock outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   CORE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets..................................................   3
          Consolidated Condensed Statements of Operations........................................   5
          Consolidated Condensed Statements of Cash Flows........................................   6
          Notes to Consolidated Condensed Financial Statements...................................   7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   8
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...................................................................... N/A
Item 2.   Changes in Securities.................................................................. N/A
Item 3.   Defaults Upon Senior Securities........................................................ N/A
Item 4.   Submission of Matters to a Vote of Security Holders.................................... N/A
Item 5.   Other Information...................................................................... N/A
Item 6.   Exhibits and Reports on Form 8-K.......................................................  12
Signatures......................................................................................   13

                                   CORE, INC

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       DECEMBER 31,  JUNE 30,
                                                           1995        1996
                                                         (NOTE 1)   (UNAUDITED)
                                                       ------------ -----------
ASSETS
Current assets:
  Cash and cash equivalents........................... $ 1,005,807
  Cash pledged as collateral..........................     106,000  $    45,500
  Customer advances...................................     286,550      281,650
  Investments available-for-sale......................   1,531,610
  Accounts receivable, net of allowance for doubtful
   accounts of $170,337 in 1995 and $171,925 at June
   30, 1996...........................................   2,987,356    5,313,215
  Notes receivable from officers......................      35,507       93,808
  Notes receivable from affiliates (Note 2)...........                1,092,450
  Prepaid expenses and other current assets...........     499,921    1,219,163
                                                       -----------  -----------
Total current assets..................................   6,452,751    8,045,786
Property and equipment, net...........................   3,155,234    4,802,043
Cash pledged as collateral............................     192,000      192,000
Deposits and other assets.............................     178,402      256,991
Goodwill, net of accumulated amortization of $17,000
 in 1995 and $52,200 at June 30, 1996.................   1,929,885    1,903,072
Intangibles, net......................................     286,927      246,635
                                                       -----------  -----------
Total assets.......................................... $12,195,199  $15,446,527
                                                       ===========  ===========


                            See accompanying notes

                                   CORE, INC

                                                      DECEMBER 31,   JUNE 30,
                                                          1995         1996
                                                      ------------  -----------
                                                        (NOTE 1)    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft....................................                $   173,834
  Advances under revolving line of credit...........                  1,411,978
  Accounts payable..................................  $    846,156    2,011,484
  Accrued expenses..................................     1,525,623    1,418,301
  Accrued payroll...................................       184,795      256,080
  Accrued restructuring costs.......................       130,498       52,808
  Deferred income taxes.............................        68,316       68,316
  Current portion of notes payable..................       155,994       27,995
  Current portion of obligations to former share-
   holders..........................................       298,509      343,529
  Current portion of capital lease payments.........        91,159       85,949
                                                      ------------  -----------
Total current liabilities...........................     3,301,050    5,850,274
Long-term obligations to former shareholders, net of
 current portion....................................       745,106      261,671
Capital lease obligations, net of current portion...        71,969       52,282
Deferred rent, net of current portion...............       279,317      269,382
Deferred income taxes...............................       149,500      149,500
Stockholders' equity:
Preferred stock, no par value, authorized 500,000
 shares: no shares outstanding
Common stock, $0.10 par value per share; authorized
 10,000,000 shares: issued and outstanding 4,794,403
 at December 31, 1995 and 4,861,796 at June 30,
 1996...............................................       479,440      486,188
Additional paid-in capital..........................    18,052,547   18,255,169
Deferred compensation...............................       (51,120)     (51,120)
Cumulative unrealized gain on investments available-
 for-sale...........................................        30,975
Accumulated deficit.................................   (10,863,585)  (9,826,819)
                                                      ------------  -----------
Total stockholders' equity..........................     7,648,257    8,863,418
                                                      ------------  -----------
Total liabilities and stockholders' equity..........  $ 12,195,199  $15,446,527
                                                      ============  ===========


                             See accompanying notes

                                   CORE, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                               ----------------------  -----------------------
                                JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                  1995        1996        1995        1996
                               ----------  ----------  ----------  -----------
Revenues...................... $4,881,294  $6,559,345  $9,609,946  $13,142,904
Cost of services..............  3,056,185   3,847,994   6,173,122    7,786,976
                               ----------  ----------  ----------  -----------
Gross profit..................  1,825,109   2,711,351   3,436,824    5,355,928
Operating expenses:
  General and administrative..  1,109,349   1,495,449   2,299,565    2,899,103
  Sales and marketing.........    305,164     430,981     687,195      898,323
  Restructuring costs.........                            557,515
  Merger costs and expenses...      8,154                 436,104
  Depreciation and amortiza-
   tion.......................    209,521     289,656     442,083      567,567
                               ----------  ----------  ----------  -----------
Total operating expenses......  1,632,188   2,216,086   4,422,462    4,364,993
Income (loss) from opera-
 tions........................    192,921     495,265    (985,638)     990,935
Other income (expense):
  Interest income.............     64,268      29,392     141,752       74,759
  Interest expense............     (6,037)    (26,961)    (57,376)     (45,412)
  Realized gain (loss) on sale
   of investments available-
   for-sale...................                  1,386      (1,663)      16,003
  Other income................      2,760                   5,520          481
                               ----------  ----------  ----------  -----------
                                   60,991       3,817      88,233       45,831
                               ----------  ----------  ----------  -----------
Net income (loss)............. $  253,912  $  499,082  $ (897,405) $ 1,036,766
                               ==========  ==========  ==========  ===========
Net income (loss) per common
 share........................ $     0.05  $     0.09  $    (0.19) $      0.18
                               ==========  ==========  ==========  ===========
Weighted average number of
 common shares outstanding....  4,740,000   5,741,000   4,740,000    5,741,000
                               ==========  ==========  ==========  ===========


                             See accompanying notes

                                   CORE, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                       1995          1996
                                                   ------------- -------------
OPERATING ACTIVITIES
Net income (loss)................................  $   (897,405) $   1,036,766
Adjustments to reconcile net income (loss) to net
 cash used in operating activities
  Depreciation and amortization..................       479,458        611,857
  Provision for doubtful accounts................        15,000
  Realized gain on sale of investments available-
   for-sale......................................                      (16,003)
  Decrease in obligations to former sharehold-
   ers...........................................                     (198,100)
  Changes in operating assets and liabilities
    Increase in accounts receivable..............      (284,493)    (2,325,859)
    (Increase) decrease in prepaid expenses and
     other current assets........................       116,124       (327,179)
    (Increase) decrease in customer advances.....        (4,900)         4,900
    Increase (decrease) in cash overdraft........      (301,367)       173,834
    Increase (decrease) in accounts payable and
     accrued expenses............................      (158,793)     1,041,666
                                                   ------------  -------------
NET CASH USED IN OPERATING ACTIVITIES............    (1,036,376)         1,882
INVESTING ACTIVITIES
  Additions to property and equipment............      (513,436)    (2,183,174)
  Additions to goodwill..........................                       (8,387)
  Deferred acquisition costs.....................                     (392,063)
  Decrease (increase) in cash pledged as collat-
   eral..........................................      (135,116)        60,500
  Purchases of investments available-for-sale....    (3,988,041)
  Sales of investments available-for-sale........     7,879,679      1,516,638
  Increase to notes receivable from officers.....       (21,675)       (58,301)
  Advances to affiliates.........................                   (1,092,450)
  (Increase) decrease in deposits and other as-
   sets..........................................          (570)        20,640
                                                   ------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVI-
 TIES............................................     3,220,841     (2,136,597)
FINANCING ACTIVITIES
  Net borrowings (repayments) under bank revolv-
   ing line of credit............................    (1,200,000)     1,411,978
  Payments on officer's notes....................      (200,000)
  Payments on obligations to former sharehold-
   ers...........................................                     (240,315)
  Payments on notes payable......................      (150,904)      (127,999)
  Payments on capital lease obligations..........       (43,814)       (24,897)
  Deferred offering costs........................                      (99,229)
  Issuance of common stock upon exercise of stock
   options and warrants..........................           494        209,370
                                                   ------------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVI-
 TIES............................................    (1,594,224)     1,128,908
                                                   ------------  -------------
Net increase (decrease) in cash and cash equiva-
 lents...........................................       590,241     (1,005,807)
Cash and cash equivalents at beginning of peri-
 od..............................................           --       1,005,807
                                                   ============  =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......  $    590,241            --
                                                   ============  =============
Interest paid....................................  $     73,941  $      72,392
                                                   ============  =============

                             See accompanying notes

                                  CORE, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996

NOTE 1--BASIS OF PRESENTATION

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

  In the opinion of management, all adjustments, (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995 contained in the Company's annual report filed on Form 10-K (File #0-19600) with the Securities and Exchange Commission on April 1, 1996.

NOTE 2--SUBSEQUENT EVENT

  On May 10, 1996, the Company entered into an Asset Purchase Agreement (the "AmHealth Agreement") to acquire substantially all of the assets (excluding accounts receivable) and operations of AmHealth, Inc. ("AmHealth"). On July 24, 1996, the Company terminated the AmHealth Agreement. As a result of this termination, the Company expects to incur a charge to earnings during the three months ending September 30, 1996, which is preliminarily estimated to be between $500,000 and $1,000,000 in connection with transaction costs incurred in relation to the AmHealth Agreement. In addition, the Company intends to write-off, during the three months ending September 30, 1996, a $1,000,000 loan it made to AmHealth during the quarter ended March 31, 1996 because there is currently substantial doubt about AmHealth's ability to repay the loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  CORE, INC. ("CORE" or "the Company") is a national provider of managed disability and health care benefits management services. The Company was incorporated in 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly-held entity in December 1991 with the completion of an initial public offering. In March 1995 PRA completed the CMI/PRA Merger with Core Management, Inc. ("CMI"). CMI provides managed disability services, including benefits analysis and consulting services and health care benefits utilization review and case management services. CMI's utilization review and case management services with respect to mental health and substance abuse cases were acquired in an acquisition in March 1993. The CMI/PRA Merger has been accounted for as pooling of interests, and consequently the financial statements of the Company have been retroactively restated to include the financial position and results of operations of CMI for all periods presented. In July 1995, the Company changed its name to CORE, INC., and in October 1995 the Company acquired Cost Review Services, Inc. ("CRS") a provider of bill audit and case management services in the workers' compensation market.

  The Company provides managed disability services (which consist of the Company's WorkAbility(R) program as well as its bill audit and analytic consulting services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers, and the Company is typically compensated for these services either on a per review (i.e., per case), hourly or to a lesser extent per enrollee basis. In a limited number of cases, the Company's compensation varies with cost savings realized by the client as a result of the Company's services. Also included in managed disability services revenue is a limited amount (5% of revenue for the six months ended June 30, 1996) of licensing revenue attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program. A significant portion of the Company's revenues have historically been derived from a limited number of key clients.

CURRENT DEVELOPMENTS

  On May 10, 1996, CORE entered into an Asset Purchase Agreement (the "AmHealth Agreement") to acquire substantially all of the assets and operations of AmHealth, Inc. (excluding its accounts receivable). AmHealth is a management services organization that manages occupation health clinics and on-site industrial medical facilities in California. In connection with the proposed acquisition, in the first quarter of 1996 the Company made a $1.0 million loan (the "AmHealth Loan") to AmHealth.

  On July 24, 1996, the Company terminated the AmHealth Agreement. As a result of such termination, the Company expects to incur an estimated one-time charge to earnings of between $0.5 million and $1.0 million during the three months ending September 30, 1996 in connection with the write-off of transaction costs related to the proposed AmHealth acquisition. In addition, because there is substantial doubt about AmHealth's ability to repay the AmHealth Loan, the Company intends to write-off the AmHealth Loan during the three months ending September 30, 1996 which will result in an additional non-recurring charge to earnings of $1.0 million.

  On April 8, 1996, CORE announced that it had been selected (subject to negotiation of a definitive service agreement) by Bell Atlantic Corporation to provide managed disability services, including utilization of CORE's WorkAbility program, for approximately 57,000 employees. The Company and Bell Atlantic are currently negotiating the agreement. On August 1, 1996, CORE began providing such services to Bell Atlantic.

  On April 30, 1996, the Company announced its negotiations with respect to the Company's providing long-term administrative and managerial service to Continental FirstCare, a MSO which is affiliated with an independent physician association (IPA) of approximately 75 occupational health facilities in California. These services are expected to commence during the summer of 1996.

  On August 9, 1996, the Company completed a public offering of 2,000,000 shares of Common Stock through a group of underwriters managed by Smith Barney Inc. and Cowen & Company. The public offering price was $8.00 per share. CORE intends to use the net proceeds from this offering for investments in its operating capacity and for working capital and general corporate purposes.

RESULTS OF OPERATIONS

  The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                              THREE MONTHS       SIX MONTHS
                                             ENDED JUNE 30,    ENDED JUNE 30,
                                             ----------------  ----------------
                                              1995     1996     1995     1996
                                             -------  -------  -------  -------
Revenue.....................................   100.0%   100.0%   100.0%   100.0%
Cost of services............................    62.7     58.7     64.3     59.3
Gross profit................................    37.3     41.3     35.7     40.7
General and administrative..................    22.7     22.8     23.9     22.1
Sales and marketing.........................     6.3      6.6      7.2      6.8

  The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                         ----------------------------- ------------------------------
                              1995           1996           1995           1996
                         -------------- -------------- -------------- ---------------
                         AMOUNT PERCENT AMOUNT PERCENT AMOUNT PERCENT AMOUNT  PERCENT
                         ------ ------- ------ ------- ------ ------- ------- -------
                                            (DOLLARS IN THOUSANDS)
Specialty physician and
 behavioral health
 review................. $2,072   42.4% $2,219   33.8% $4,331   45.1% $ 4,544   34.6%
Utilization review and
 case management........  1,574   32.2   1,769   27.0   3,142   32.7    3,679   28.0
Managed disability
 (including
 WorkAbility(R),
 analytic and bill
 audit).................  1,235   25.4   2,571   39.2   2,137   22.2    4,920   37.4
                         ------  -----  ------  -----  ------  -----  -------  -----
                         $4,881  100.0% $6,559  100.0% $9,610  100.0% $13,143  100.0%
                         ======  =====  ======  =====  ======  =====  =======  =====

  Revenues. Revenues for the three months ended June 30, 1996 increased by $1,678,000 (34%) from $4,881,000 in 1995 to $6,559,000 in 1996. For the six months ended June 30, 1996 revenues increased by $3,533,000 (37%) from $9,610,000 in 1995 to $13,143,000 in 1996. The increase in revenues can be attributed to the number of referrals processed in each of the Company's principal service lines which increased over the prior year comparative period. Approximately $1,336,000 (80%) for the three months ended June 30, 1996 and $2,783,000 (79%) for the six months ended June 30, 1996 of the Company's increase in revenues came from growth in WorkAbility, analytic and bill audit services. During 1995, CORE added Hughes Electronic Corporation as a key WorkAbility client and increased its services to smaller corporate clients under the Company's distribution relationship with CIGNA Insurance. Additionally, with the acquisition of CRS in October 1995, CORE expanded its ability to service the workers' compensation market with bill audit services.

  During the six months ended June 30, 1996 the Company's top five clients represented 29% of revenues compared to 32% during the six months ended June 30, 1995. Chrysler Corporation accounted for approximately 10% of revenue for the six months ended June 30, 1995. No single client represented more than 10% of total revenues in the six months ended June 30, 1996.

  Cost of services. Cost of services for the Company include direct expenses associated with the delivery of its review services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased for the three months ended June 30, 1996 by $792,000 (26%) from $3,056,000 in 1995 to
$3,848,000 in 1996. Cost of services for the six months ended June 30, 1996 increased $1,614,000 (26%) from $6,173,000 in 1995 to $7,787,000 in 1996. The increase is primarily the result of additional costs associated with the acquisition of CRS as well as increased payroll costs associated with processing a higher volume of referrals and increased staffing levels required to service new and growing WorkAbility clients.

  During the six months ended June 30, 1996 CORE's cost of services increased by only 26% to service a 37% increase in revenue. Accordingly, gross profit performance improved from 36% for the six months ended June 30, 1995 to 41% for the six months ended June 30, 1996. This improvement is due to the contribution to profit margin received from the operations of CRS which were purchased in October 1995 as well as improvement due to efficiencies obtained as the result of the CMI/PRA Merger which included a consolidation of the companies' benefit plans and greater economies of scale related to higher revenues.

  General and administrative expenses. General and administrative expenses for the three months ended June 30, 1996 increased $386,000 (35%) from $1,109,000 in 1995 to $1,495,000 in 1996. General and administrative expenses for the six months ended June 30, 1996 increased $600,000 (26%) from $2,299,000 in 1995 to
$2,899,000 in 1996. Expenses were increased due to higher costs associated with additional staffing in the accounting and information services areas to support the growth of the Company. Additionally, general and administrative expenses have increased due to the purchase of CRS in October 1995.

  General and administrative expenses decreased as a percentage of revenue from 24% for the six months ended June 30, 1995 to 22% for the six months ended June 30, 1996. This improvement is generally due to efficiencies obtained as the result of the CMI/PRA Merger which included a consolidation of the companies' benefit plans and greater economies of scale related to higher revenues.

  Sales and marketing expenses. Sales and marketing expenses include but are not limited to salaries for sales and account management, sales commissions and travel expense. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses for the three months ended June 30, 1996 increased $126,000 (41%) from $305,000 in 1995 to $431,000 in 1996. Sales and marketing expenses for the six months ended June 30, 1996 increased $211,000 (31%) from $687,000 in 1995 to $898,000 in 1996. The increase is primarily due to increased travel expenses and increased payroll due to staffing increases to support the marketing department. The Company's sales and marketing strategy focuses the efforts of an industry known senior management team and a smaller sales and marketing staff on fewer but significantly larger sales prospects.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 1996 the Company's cash and cash equivalents decreased by $1,006,000. For this period operating activities provided $2,000 primarily due to net income of $1,037,000 and an increase in accounts payable of $1,042,000, as reduced by an increase of $2,326,000 in accounts receivable. Due to the continued growth of the Company, there is a broader client base than in prior years that has consequently led the Company to experience a slower accounts receivable collection rate. Approximately 90% of the increase in accounts payable is due to payables relating to the startup of an office in Silver Spring, Maryland to service the Company's contract with Bell Atlantic (see "Current Developments," above.) The Company's investing activities used $2,080,000 primarily due to the $1,000,000 note receivable due from AmHealth (see "Current Developments," above) and $2,183,000 for the funding of equipment and furniture purchases and leasehold improvements, as offset by the sale of investments available-for-sale of $1,517,000. Approximately 40% of the funding of equipment and furniture purchases and leasehold improvements is due to the start up of the office in Sliver Spring, Maryland. The Company's financing activities provided $1,129,000 for this period primarily due to borrowings of $1,412,000 from the Company's line of credit.

  At June 30, 1996 the Company had available $2,500,000 on its line of credit under which $1,412,000 of principal was outstanding. The line of credit will be further utilized to meet short-term demands for cash that fluctuate based on the timing of collections on accounts receivable.

  The Company plans to finance its operations and working capital requirements with the proceeds of the August 1996 stock offering, earnings from operations, investments on hand and other sources of available funds, including the Company's available line of credit of $2,500,000. The Company presently believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1997.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The following exhibits are included:

 EXHIBIT NO. EXHIBIT
 ----------- -------
    11.1*    Statement re: Computation of Per Share Earnings for the three and six months ended June 30, 1996.
    27*      Financial Data Schedule

- --------
* Filed herewith

  (b) Reports on Form 8-K.

  The Company did not file any Reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Core, Inc.

                                                   /s/ William E. Nixon
                                          By: ---------------------------------
                                                    William E. Nixon
                                           Chief Financial Officer, Treasurer
                                                           and
                                             Executive Vice President (Duly
                                                        authorized
                                             officer and Principal Financial
                                                         Officer)

Dated: August 14, 1996