Form 10-Q
period 1996-09-30
CORE INC
filed 1996-11-13
CIK 880238

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

  Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  On November 8, 1996, there were 7,140,890 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   CORE, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets..................................................   3
          Consolidated Condensed Statements of Operations........................................   5
          Consolidated Condensed Statements of Cash Flows........................................   6
          Notes to Consolidated Condensed Financial Statements...................................   7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   8
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...................................................................... N/A
Item 2.   Changes in Securities.................................................................. N/A
Item 3.   Defaults Upon Senior Securities........................................................ N/A
Item 4.   Submission of Matters to a Vote of Security Holders.................................... N/A
Item 5.   Other Information......................................................................  12
Item 6.   Exhibits and Reports on Form 8-K.......................................................  12
Signatures......................................................................................   12

                                   CORE, INC.
                     Consolidated Condensed Balance Sheets

                                                          December 31,   September 30,
                                                              1995            1996
                                                            (Note 1)      (Unaudited)
                                                          -------------  --------------
Assets
Current assets:
  Cash and cash equivalents                                $ 1,005,807     $   107,464
  Cash pledged as collateral                                   106,000
  Customer advances                                            286,550         281,650
  Investments available-for-sale                             1,531,610      13,284,644
  Accounts receivable, net of allowance for
    doubtful accounts of $170,337 in 1995
    and $171,925 at September 30, 1996                       2,987,356       4,916,564
  Notes receivable from officers                                35,507         107,602
  Prepaid expenses and other current assets                    499,921       1,273,847
                                                          -------------  --------------
Total current assets                                         6,452,751      19,971,771

Property and equipment, net                                  3,155,234       5,470,480
Cash pledged as collateral                                     192,000         192,000
Deposits and other assets                                      178,402         170,262
Goodwill, net of accumulated amortization of
   $17,000 in 1995 and $70,100 at September 30, 1996         1,929,885       2,052,904
Intangibles, net                                               286,927         226,789

                                                          -------------  --------------
Total assets                                               $12,195,199     $28,084,206
                                                          =============  ==============

See accompanying notes


                               CORE, INC.
           Consolidated Condensed Balance Sheets - Continued

                                                          December 31,   September 30,
                                                              1995            1996
                                                            (Note 1)      (Unaudited)
                                                          -------------  --------------
Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                     $    846,156    $  1,183,478
     Accrued expenses                                        1,525,623       1,684,474
     Accrued payroll                                           184,795
     Accrued restructuring costs                               130,498          39,896
     Deferred income taxes                                      68,316          68,316
     Current portion of notes payable                          155,994
     Current portion of obligations to
          former shareholders                                  298,509         291,865
     Current portion of capital lease payments                  91,159          55,926
                                                          -----------------------------
Total current liabilities                                    3,301,050       3,323,955

Long-term obligations to former shareholders,
     net of current portion                                    745,106
Capital lease obligations, net of  current portion              71,969          50,611
Deferred rent, net of current portion                          279,317         592,932
Deferred income taxes                                          149,500         149,500

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value, authorized 500,000
     shares: no shares outstanding
Common stock, $0.10 par value per share;
     authorized 10,000,000 shares: issued and
     outstanding 4,794,403 at December 31, 1995
     and 7,140,039 at September 30, 1996                       479,440         714,004
Additional paid-in capital                                  18,052,547      34,420,537
Deferred compensation                                          (51,120)        (51,120)
Cumulative unrealized gain (loss) on investments
     available-for-sale                                         30,975         (32,554)
Accumulated deficit                                        (10,863,585)    (11,083,659)

                                                          -----------------------------
Total stockholders' equity                                   7,648,257      23,967,208

                                                          -----------------------------
Total liabilities and stockholders' equity                $ 12,195,199    $ 28,084,206
                                                          =============================

See accompanying notes


                                                  CORE, INC.
                          Consolidated Condensed Statements of Operations (Unaudited)


                                                                   Three months ended                  Nine months ended
                                                             September 30,     September 30,     September 30,    September 30,
                                                                 1995              1996             1995              1996
                                                                 ----              ----             ----              ----
Revenues                                                          $5,076,380   $  7,460,262        $14,686,327     $20,603,169

Cost of services                                                   3,069,546      4,538,792          9,242,671      12,325,764

                                                               ----------------------------------------------------------------
Gross profit                                                       2,006,834      2,921,470          5,443,656       8,277,405

Operating expenses:
     General and administrative                                    1,155,669      1,584,502          3,454,942       4,483,418
     Sales and marketing                                             328,228        337,892          1,015,424       1,236,383
     Restructuring costs                                                                               557,515
     Merger costs and expenses                                                                         436,104
     Non-recurring write-off of AmHealth Acquisition                              2,029,555                          2,029,555
     Depreciation and amortization                                   207,692        323,663            649,775         891,230
                                                               ----------------------------------------------------------------
Total operating expenses                                           1,691,589      4,275,612          6,113,760       8,640,586

Income (loss) from operations                                        315,245     (1,354,142)          (670,104)       (363,181)

Other income (expense):
     Interest income                                                  64,828        118,277            206,580         193,035
     Interest expense                                                  3,148        (21,273)           (54,229)        (66,684)
     Realized gain (loss) on sale of investments
          available-for-sale                                          10,785                             9,123          16,003
     Other income                                                      2,661                             8,181             481
                                                               ----------------------------------------------------------------
                                                                      81,422         97,004            169,655         142,835

Net income (loss)                                                 $  396,667    ($1,257,138)         ($500,449)      ($220,346)
                                                               ================================================================

Net income (loss) per common share                                     $0.08         ($0.21)            ($0.09)         ($0.04)
                                                               ==============  =============    ===============  ==============


Weighted average number of common shares outstanding               5,271,000      6,072,000          5,271,000       6,072,000
                                                               ==============  ==============   ===============  ==============

 See accompanying notes

                                   CORE, INC.
          Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                              1995            1996
                                                                                              ----            ----
OPERATING ACTIVITIES
Net loss                                                                                  $  (500,449)  $   (220,346)
Adjustments to reconcile net loss
   to net cash used in operating activities:
       Depreciation and  amortization                                                          708,380      1,037,790
       Provision for doubtful accounts                                                          15,000
       Realized gain on sale of investments available-for-sale                                                (16,003)
       Decrease in obligations to former shareholders                                                        (372,666)
       Changes in operating assets and liabilities
           Increase in accounts receivable                                                    (388,561)    (1,929,208)
          (Increase) decrease in prepaid expenses and other assets                             139,106       (844,926)
          (Increase) decrease in customer advances                                              (4,900)         4,900
           Decrease in cash overdraft                                                         (301,367)
           Increase (decrease) in accounts payable and accrued expenses                        (57,380)       534,391
                                                                                           -----------   ------------
NET CASH USED IN OPERATING  ACTIVITES                                                         (390,171)    (1,806,068)

INVESTING ACTIVITIES
       Additions to property and equipment                                                    (884,200)    (3,168,926)
       Additions to goodwill                                                                                 (176,119)
       Decrease in cash pledged as collateral                                                  464,884        106,000
       Purchases of investments available-for-sale                                          (3,987,468)   (17,085,027)
       Sales of investments available-for-sale                                               8,383,679      5,284,467
       Increase to notes receivable from officers                                              (21,945)       (72,095)
      (Increase) decrease in deposits and other assets                                         (18,611)         8,140
                                                                                           -----------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          3,936,339    (15,103,560)


FINANCING ACTIVITIES
       Net repayments  under bank revolving
        line of credit                                                                      (1,200,000)
       Payments on officers' notes                                                            (200,000)
       Payments on obligations to former shareholders                                                        (379,084)
       Payments on notes payable                                                              (184,082)      (155,994)
       Payments on capital lease obligations                                                   (67,206)       (56,591)
       Proceeds from issuance of common stock, net of offering costs                                       16,351,379
       Issuance of common stock upon exercise of stock
        options and warrants                                                                   58,744         251,575
                                                                                           -----------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (1,592,544)    16,011,285

Net increase (decrease) in cash and cash equivalents                                         1,953,624       (898,343)

Cash and cash equivalents at beginning of period                                                   -        1,005,807
                                                                                           -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 1,953,624   $    107,464
                                                                                           ===========   ============

Interest paid                                                                              $    78,851   $     35,803



See accompanying notes

CORE, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
September 30, 1996


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

In the opinion of management, all adjustments, (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995 contained in the Company's annual report filed on Form 10-K (File #0-19600) with the Securities and Exchange Commission on April 1, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

    CORE, INC. ("CORE" or the "Company") is a national provider of managed disability and health care benefits management services. The Company was incorporated in 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly-held entity in December 1991 with the completion of an initial public offering. In March 1995, PRA completed the CMI/PRA Merger with Core Management, Inc. ("CMI"). CMI provides managed disability services, including benefits analysis and consulting services and health care benefits utilization review and case management services. CMI's utilization review and case management services with respect to mental health and substance abuse cases were acquired in an acquisition in March 1993. The CMI/PRA Merger has been accounted for as pooling of interests, and consequently the financial statements of the Company have been retroactively restated to include the financial position and results of operations of CMI for all periods presented. In July 1995, the Company changed its name to CORE, INC. and in October 1995, the Company acquired Cost Review Services, Inc. ("CRS"), a provider of bill audit and case management services in the workers' compensation market.

    The Company provides managed disability services (which consist of the Company's WorkAbility/R/ program as well as its bill audit and analytic consulting services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers, and the Company is typically compensated for these services either on a per review (i.e., per case), hourly or to a lesser extent per enrollee basis. In a limited number of cases, the Company's compensation varies with cost savings realized by the client as a result of the Company's services. Also included in managed disability services revenue is a limited amount (2% of revenue for the nine months ended September 30, 1996) of licensing revenue attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program. A significant portion of the Company's revenues have historically been derived from a limited number of key clients.

Current Developments
--------------------

    On July 24, 1996, the Company terminated its Asset Purchase Agreement (the "AmHealth Agreement") with AmHealth, Inc. ("AmHealth") entered into on May 10, 1996. AmHealth is a management services organization that manages occupational health clinics and on-site industrial medical facilities in California. As a result of such termination, the Company has incurred a one-time charge to earnings of $1.0 million during the three months ended September 30, 1996 in connection with the write-off of transaction costs related to the proposed AmHealth acquisition. Additionally, in connection with the proposed acquisition, in the first quarter of 1996 the Company made a $1.0 million loan (the "AmHealth Loan") to AmHealth. There is currently substantial doubt about AmHealth's ability to repay the AmHealth Loan, thus the Company wrote-off the AmHealth Loan during the three months ended September 30, 1996 which resulted in an additional non-recurring charge to earnings of $1.0 million.

   On August 1, 1996, the Company began providing managed disability services, including utilization of CORE's Workability program, to The Bell Atlantic Corporation ("Bell Atlantic") for approximately 57,000 employees from the Company's new operating center in Silver Spring, Maryland.

   On August 9, 1996, the Company completed a public offering of 2,000,000 shares of Common Stock through a group of underwriters managed by Smith Barney Inc. and Cowen & Company. The public offering price was $8.00 per share. On September 3, 1996, the Company issued an additional 248,800 shares of its Common Stock to cover over-allotments in connection with the public offering. CORE intends to use the net proceeds from this offering for investments in its operating capacity and for working capital and general corporate purposes.

Results of Operations
---------------------------

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:



                        Three months ended September 30,    Nine months ended September 30,
------------------------------------------------------------------------------------------------
                                  1995        1996               1995              1996
------------------------------------------------------------------------------------------------
Revenue                          100.0%      100.0%                100.0%        100.0%
Cost of services                  60.5        60.8                  62.9          59.8
Gross profit                      39.5        39.2                  37.1          40.2
General and administrative        22.8        21.2                  23.5          21.8
Sales and marketing                6.5         4.5                   6.9           6.0

The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:


                                           Three months ended September 30,             Nine months ended September 30,
                                      ---------------------------------------------------------------------------------------------
                                                1995                 1996                        1995                     1996
                                                ----                 ----                        ----                     ----
                                                                          (Dollars in thousands)
                                        Amount       Percent    Amount      Percent      Amount         Percent    Amount    Percent

Specialty physician and behavioral
 health review                          $2,115       41.7%       $2,226    29.8%        $  6,446       43.9%       $ 6,770   32.9%
Utilization review and case
     management                          1,434       28.2         1,714    23.0            4,575       31.2          5,392   26.2
Managed disability (including
     WorkAbility(R), analytic and
      bill audit)                        1,528       30.1         3,520    47.2            3,665       24.9          8,441   40.9
                                        ------      -----        ------    ----          -------      -----        -------  -----
                                        $5,077      100.0%       $7,460   100.0%         $14,686      100.0%       $20,603  100.0%
                                        ======      =====        ======   =====          =======      =====        =======  =====

Revenues.   Revenues for the three months ended September 30, 1996 increased by
---------
$2,384,000 (47%) from $5,076,000 in 1995 to $7,460,000 in 1996. For the nine months ended September 30, 1996 revenues increased by $5,917,000 (40%) from $14,686,000 to $20,603,000. Approximately 26% of the revenue increase for the third quarter and 30% of the increase for the nine months ended September 30, 1996 is attributable to revenues generated from Bell Atlantic. A portion of the increase in revenues can also be attributed to the number of referrals processed in each of the Company's principal service lines which increased over the prior year comparative period. Approximately $2,000,000 (84%) for the third quarter and $4,800,000 (80%) for the nine months ended September 30, 1996 of the Company's increase in revenues came from growth in managed disability services. Additionally, with the acquisition of CRS in October 1995, CORE expanded its ability to service the workers' compensation market with bill audit services.

During the three months ended September 30, 1996, the Company's top five clients represented 40% of revenues compared to 32% during the three months ended September 30, 1995. Bell Atlantic accounted for approximately 18% of revenues for the three months ended September 30, 1996 and Chrysler Corporation accounted for approximately 10% of revenue for the three months ended September 30, 1995. No other single client represented more than 10% of total revenues for the three months ended September 30, 1996 or the three months ended September 30, 1995.

During the nine months ended September 30, 1996, the Company's top five clients represented 32% of revenues compared to 43% during the nine months ended September 30, 1995. Chrysler Corporation accounted for approximately 10% of revenues for the nine months ended September 30, 1995. No single client represented more than 10% of total revenues during the nine months ended September 30, 1996.

Cost of services.  Cost of services for the Company include direct expenses
-----------------
associated with the delivery of its review services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased for the three months ended September 30, 1996 by $1,469,000 (48%) from $3,070,000 in 1995 to
$4,539,000 in 1996. Cost of services for the nine months ended September 30, 1996 increased $3,083,000 (33%) from $9,243,000 in 1995 to $12,326,000 in 1996.
The increase is primarily the result of additional costs associated with increased payroll costs to process a higher volume of referrals and increased staffing levels required to service new and growing WorkAbility clients including Bell Atlantic.

During the nine months ended September 30, 1996, CORE's cost of services increased by only 33% to service a 40% increase in revenue. Accordingly, gross profit performance improved from 37% for the nine months ended September 30, 1995 to 40% for the nine months ended September 30, 1996. Gross profit performance for the three months ended September 30, 1996 decreased slightly to 39% as compared to a gross profit level of 40% for the nine months ended September 30, 1996. Typically, when a major client such as Bell Atlantic is implemented the Company expends a significant amount of resources during the implementation which results in lower gross profit margins during the implementation period. Consequently, the Company's results of operations for any one quarter may not be indicative of results to be expected for any other quarter or for a particular fiscal year.

General and administrative expenses. General and administrative expenses for the
------------------------------------
three months ended September 30, 1996 increased $429,000 (37%) from $1,156,000 in 1995 to $1,585,000 in 1996. General and administrative expenses for the nine months ended September 30, 1996 increased $1,028,000 (30%) from $3,455,000 in 1995 to $4,483,000 in 1996. Expenses increased due to higher costs associated with additional staffing in the information services areas to support the growth of the Company. Additionally, general and administrative expenses have increased due to the purchase of CRS in October 1995 and the opening of the Silver Spring, Maryland operating center in July, 1996.

General and administrative expenses decreased as a percentage of revenue from 24% for the nine months ended September 30, 1995 to 22% for the nine months ended September 30, 1996. This improvement is generally due to greater economies of scale based on higher revenues.

Sales and marketing expenses.  Sales and marketing expenses include, but are not
-----------------------------
limited to, salaries for sales and account management and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses for the three months ended September 30, 1996 increased $10,000 (3%) from $328,000 in 1995 to $338,000 in 1996. Sales and marketing expenses for the nine months ended September 30, 1996 increased $221,000 (22%) from $1,015,000 in 1995 to $1,236,000 in 1996. The increase is primarily due to increased travel expenses in the account management department and increased payroll due to staffing increases to support the marketing department. The Company's sales and marketing strategy has focused the efforts of the Company's industry-known senior management team and a small sales and marketing staff on a few but significantly large sales prospects.

Depreciation and amortization expenses.  Depreciation and amortization expenses
---------------------------------------
for the three months ended September 30, 1996 increased $116,000 (56%) from $208,000 in 1995 to $324,000 in 1996. Depreciation and amortization expenses for the nine months ended September 30, 1996 increased $241,000 (37%) from $650,000 in 1995 to $891,000 in 1996. The increase is attributable to increased depreciation expense on assets purchased for the new operating center in Silver Spring, Maryland to service the Bell Atlantic contract as well as increased amortization expense on the goodwill acquired in the purchase of CRS.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

For the nine months ended September 30, 1996, the Company's cash and cash equivalents decreased by $898,000. For this period, operating activities used $1,806,000 primarily due to a net loss of $220,000 and an increase of $1,929,000 in accounts receivable, offset by an increase in accounts payable of $534,000. Approximately 70% of the increase in receivables related to Bell Atlantic revenues generated in the third quarter, all of which was subsequently collected in November 1996. The Company's investing activities used $15,104,000 of cash, primarily due to purchases of investments available-for-sale of $17,085,000 and $3,169,000 for the funding of equipment and furniture purchases and leasehold improvements as offset by sales of investments of $5,284,000. Approximately 31% of the equipment and furniture purchases and leasehold improvements is attributable to the opening of a new operating center in Silver Spring, Maryland. The Company's financing activities provided $16,011,000 for this period primarily due to the proceeds from the secondary public offering of $16,821,000. A portion of the public offering proceeds were used to pay for offering costs of approximately $500,000 and to payoff the Company's line of credit of approximately $1,000,000.

At September 30, 1996, the Company had available $2,500,000 on its line of credit under which no principal or interest was outstanding. The line of credit may be utilized to meet short-term demands for cash that fluctuate based on the timing of collections on accounts receivable.

The Company plans to finance its operations and working capital requirements with the proceeds of the August, 1996 offering, earnings from operations, investments on hand and other sources of available funds, including the
Company's available line of credit of $2,500,000.   The Company presently
believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1997.