Form 10-Q/A
period 1996-09-30
CORE INC
filed 1996-11-14
CIK 880238

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

PART II.

Item 5.       Other Information
------        ----- -----------

     On August 9, 1996, CORE, INC. closed on a public offering of 2,000,000 shares of its Common Stock through a group of underwriters managed by Smith Barney Inc. and Cowen & Company. The public offering price was $8.00 per share. On September 3, 1996, the Company issued an additional 248,800 shares of its Common Stock to cover over-allotments in connection with the public offering.

Item 6.       Exhibits and Reports on Form 8-K.
------        --------------------------------

     (a)  Exhibits.  The following exhibits are included:

Exhibit No.
-----------

4.1     *     Restated Articles of Organization of the Company, dated
              November 22, 1991, as further amended by Articles of Amendment dated March 24 1994, as further amended by Articles of Amendment dated July 28, 1995, and as further amended by Articles of Amendment dated October 28, 1996.

10.1          Amended and Restated CORE, INC. Stock Option Plan. Filed as
              Exhibit 4.3 to the Company's Registration Statement on Form S-8, filed October 31, 1996, and incorporated herein by reference.

11      *     Statement re: Computation of Per Share Earnings for the three and nine months ended September 30, 1996.

27      *     Financial Data Schedule.

----------------------

* Filed herewith.

     (b)      Reports on Form 8-K.

              The Company did not file any Reports on Form 8-K during the three months ended September 30, 1996.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Core, Inc.

                                  By:    /s/ William E. Nixon
                                     ----------------------------
                                           William E. Nixon
                                        Chief Financial Officer,
                                        Treasurer and Executive
                                             Vice President
                                       (Duly authorized officer and
                                        Principal Financial Officer)


Dated: November 13, 1996