Form 10-K405
period 1996-12-31
CORE INC
filed 1997-03-28
CIK 880238

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended   DECEMBER 31, 1996
                                             -----------------

                       Commission file number    0-19600
                                                --------


                                  CORE, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                            04-2828817
---------------------------------------   ---------------------------------
(State of jurisdiction of incorporation   (IRS employer identification no.)
 or organization)


        18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA   92612
       ----------------------------------------------------------------
        (Address of principal executive offices)              (zip code)

      Registrant's telephone number, including area code:  (714) 442-2100
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                    ---------------------------------------
                               (Title of class)

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

Indicate by check "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was $39,853,899. On March 21, 1997, there were 7,220,178 shares of the Registrant's Common Stock outstanding.

    Documents incorporated by reference: INFORMATION CALLED FOR IN PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE 1997 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A.

                               TABLE OF CONTENTS

PART I                                                     Page
                                                           ----

Item 1      Business                                          3
Item 2      Properties                                       11
Item 3      Legal Proceedings                                11
Item 4      Submission of Matters to a Vote of Security      12
            Holders
            Executive Officers of the Registrant             12
PART II
Item 5      Market for Registrant's Common Equity and        14
            Related Stockholder Matters
Item 6      Selected Financial Data                          16
Item 7      Management's Discussion and Analysis of          17
            Financial Condition
            and Results of Operations
Item 8      Financial Statements and Supplementary Data      20
Item 9      Changes in and Disagreements with                20
            Accountants on Accounting
            and Financial Disclosure

PART III
Item 10     Directors and Executive Officers of the          21
            Registrant
Item 11     Executive Compensation                           21
Item 12     Security Ownership of Certain Beneficial         21
            Owners and Management
Item 13     Certain Relationships and Related                21
            Transactions


PART IV
Item 14     Exhibits, Financial Statement Schedules and      22
            Reports on Form 8-K
            Index to Financial Statements                  F-1



                                     PART I

ITEM 1.  BUSINESS.
------------------

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

      CORE's managed disability services include monitoring the appropriateness of disability durations under short and long-term disability plans and workers' compensation programs in order to reduce unnecessary absenteeism and its related costs of wage replacement, hiring and training replacement personnel and lost productivity. These services are based on CORE's WorkAbility program, a proprietary software program developed over a ten-year period through the statistical analysis of disability utilization data. CORE's WorkAbility managed disability program provides an objective, medically based method for recommending and monitoring employee's return-to-work dates. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence and thus assure that the employee, attending physician and employer all have reasonable and consistent expectations as to the projected return-to-work date.

      CORE's independent physician review programs provide pre-certification, concurrent and appellate physician review services for use with utilization management programs of the Company's insurance company and self-insured corporate clients. The Company believes its more than 250 Board certified physician reviewers comprise the largest independent physician review service in the country. CORE's behavioral health review program provides comparable review service by psychiatric specialists in sub-specialties such as adult and child psychiatry, alcoholism and chemical dependency. The Company also provides utilization review services designed to evaluate the medical necessity and appropriateness of health care services prescribed for participants in health care and medical plans. In cases of high cost injuries or illness, CORE also renders case management services for individual cases to assure that cost-effective treatment alternatives are utilized.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors the Company believes could cause such results to differ include the Company's reliance on its WorkAbility program, the Company's dependence on key clients, risks associated with the Company's growth strategy, increases or changes in government regulation and competition. The foregoing list of factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future.

HISTORY OF CORE

      The Company was incorporated in Massachusetts in April 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly-held entity in December 1991 with the completion of an initial public offering.

      In March of 1995, PRA completed its merger (the "CMI/PRA Merger") involving Core Management, Inc., a Delaware corporation ("CMI"). CMI offers a broad range of disability management, health care utilization review and analysis and consulting services, and CMI's Integrated Behavioral Health Division ("IBH") specializes in utilization review of and case management services with respect to mental health and substance abuse cases. CMI was incorporated in 1990 to acquire the health and disability cost management services business (including the WorkAbility program) of Health Data Institute, Inc., a subsidiary of Baxter International, Inc. IBH became a subsidiary of CMI in a March 1993 acquisition. The CMI/PRA Merger was treated as a pooling of interests for accounting purposes. The description herein of the business of the Company includes the operations of both PRA and CMI from the inception of both companies.

      In July 1995, the Company changed its name from Peer Review Analysis, Inc. to CORE, INC. On October 2, 1995, CORE acquired all the capital stock of Cost Review Services, Inc., a workers' compensation bill audit firm. The Company's executive offices are located at 18881 Von Karman Avenue, Suite 1750, Irvine, California 92612, and its telephone number at that address is (714) 442-2100.

      WorkAbility is a registered trademark of the Company.

INDUSTRY OVERVIEW

      In recent years, large corporations have begun to recognize the magnitude of the annual cost of occupational and non-occupational injuries and illnesses, which according to a 1991 publication exceeded $2,200 per employee, or 8% of total payroll costs. These expenses present a significant challenge to corporate productivity. The Company estimates that total U.S. costs due to injury and illness-related workplace absence are approximately $260 billion per year.

      According to an industry source, workers' compensation expenditures grew at an average annual rate of over 10% from 1982 through 1991, and the Company believes this growth is continuing. The Company estimates that workers' compensation costs were approximately $60 billion in 1994. Despite the general awareness of this high level of workers' compensation costs, expenditures for group disability (including short-term disability and long-term disability plans), sick pay and family leave represent a far larger share of total expenditures at approximately $200 billion in 1994. Two driving factors behind the increase in group disability and workers' compensation expenditures are workplace and legislative changes. Work-related changes that have contributed to rising benefits costs include the aging of the active workforce, increased volatility in hiring and layoffs (which often results in increased benefits utilization) and increased diagnoses of repetitive stress-related injuries. Also contributing to rising disability benefit costs and awareness are legislative changes such as the Family Medical Leave Act and the Americans with Disabilities Act, which mandate accommodation for family circumstances and disabled workers, which both have a growing impact on accommodation and lost time issues.

      In response to these rising costs, a variety of insurance companies, managed care organizations and self-insured employers have used various cost reduction techniques, often borrowed from group health managed care, including securing pricing concessions from providers, using case management tools, and implementing "gatekeepers" as a means to control utilization. However, these managed care initiatives focus almost entirely on medical costs generated after a disability claim is received, not on the more significant productivity (lost time) impacts of employee ill health. Furthermore, work absence duration, and consequently disability payments, have traditionally been driven by the decision of the treating physician. While workers' compensation cases are typically attended by an occupational specialist, employees with non-occupational disabilities tend to utilize their own primary care physician who have little or no interaction with the employer and limited sensitivity to productivity (lost time) issues.

      As traditional managed care tools become standard industrywide, they are generating diminishing marginal savings for employers, who must find more aggressive and sophisticated utilization review mechanisms to yield further savings. In addition, the new-found awareness of the additional costs associated with workplace absence has brought with it an increasing demand for cost saving strategies that address both health care expenditures and the productivity impact of an employee's ill health. Corporate downsizing and global competition have focused Corporate America on achieving real productivity gains. With the importance of each remaining job magnified, employers are actively looking for new tools to help control workplace absence. Until recently, recognition and management of these productivity costs have been impaired by their difficulty in measurement, the fragmentation of responsibilities for disability programs within human resources and risk management departments of most corporations and the historical focus on group health managed care.

      While a small group of companies is emerging that are applying managed care principles to the workers' compensation industry, historically there have been few, if any, companies focusing on the provision of managed care techniques to the broader disabilities market. With the support of its analytic and physician services, CORE's products provide employers with an integrated and comprehensive approach to disability benefits management.

SERVICES AND PRODUCTS

      CORE offers services and products designed to assist the Company's clients control and monitor disability, workers' compensation and health care costs without compromising the quality of care or services available to patients. The Company's services include: (i) managed disability services using CORE's WorkAbility products and services, (ii) specialty physician and behavioral health review services using more than 250 CORE-affiliated board certified physicians and (iii) utilization review ("UR") and case management services.

      For the years ended December 31, 1995 and 1996, managed disability services accounted for approximately 26% and 44%, respectively, of CORE's revenue, specialty physician and behavioral health review services represented approximately 43% and 32%, respectively, of revenue and UR and case management services represented approximately 31% and 24%, respectively, of revenue. Managed disability services, which include the Company's WorkAbility program as well as its bill audit and analytic consulting services, accounted for approximately 55% of the Company's 1995 total revenue increase and approximately 88% of the Company's revenue increase for 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Managed Disability Services

      The Company estimates that total direct and indirect disability expenditures are approximately $260 billion annually, of which approximately $60 billion is attributable to workers' compensation costs. CORE's managed disability services include monitoring of the appropriateness of disability durations under short and long-term disability plans and workers' compensation programs in order to reduce unnecessary absenteeism and the costs associated with such absences. The cost of absenteeism includes wage replacement, the costs of hiring and training replacement personnel and lost productivity. The Company's managed disability services are based on the WorkAbility program, a proprietary software program developed and maintained through the statistical analysis of disability utilization data. CORE's WorkAbility program provides an objective, medically based method for managing disability and employees' return-to-work dates. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence and thus assure that the employee, attending physician and employer all have reasonable and consistent expectations as to the projected return-to-work date.

      Among the characteristics of CORE's WorkAbility program which differentiate it from other disability review programs are the following:

      Day One Intervention. Unlike retrospective disability review which is triggered only after an extended employee absence or after significant costs have been incurred, the WorkAbility program is designed to interact with the treating physician immediately upon occurrence of the disability event. Early intervention permits establishment of an appropriate return-to-work date prior to a significant absence.

      Proprietary Database. CORE began developing its WorkAbility program in 1986. The program uses a database of more than 350,000 disability and workers' compensation records collected by CORE over ten years. From this data base, the Company has developed protocols with over 10,000 clinical endpoints. As a result, the WorkAbility protocols and projected return-to-work dates are in most instances based on an historical record of similarly situated patients rather than theoretical models. As the WorkAbility program is utilized, the database is growing.

      Clinical Credibility. WorkAbility assists the Company in establishing clinical credibility with the attending physician by comparing CORE's database of similar medical episodes with the patient's medical and job profile. This information can be shared with the attending physician to assist in the development of an effective treatment plan and in determining the appropriate return-to-work schedule. The WorkAbility program, supported by the Company's more than 250 Board certified physicians, allows a treating physician to talk to a CORE physician specialist for peer review of complex diagnoses and treatment plans.

      Concurrent Review. In addition to the initial recommendation of an appropriate return-to-work date, WorkAbility services include ongoing review of patient status to assure the expected date remains accurate. At these intervals, new information may be gathered about the treatment or the illness or injury requiring an adjustment to the return-to-work date.

      Complete Workforce Coverage. The WorkAbility program is designed to cover all workplace absences, not just the longer term and more costly absences. The program also provides consistent return-to-work dates for clinical conditions whether the condition causing the absence is a result of a workers' compensation workplace injury or an injury outside of the workplace covered by a disability plan.

      The WorkAbility program is operated primarily by registered nurse reviewers using an automated review system to assess each disability claim in the early stages of an employee's absence. Under the WorkAbility program, the attending physician or office staff (depending on the severity of the case) uses a toll-free number to contact CORE and speaks to a trained WorkAbility program nurse reviewer who enters information on the diagnosis and severity of the condition into CORE's proprietary WorkAbility system. Each case is then reviewed by the nurse using the WorkAbility program's computerized medical protocols, which consider such factors as the employee's age and general health, job requirements, symptoms and severity of the condition, diagnosis of the attending physician, treatment plan, medical procedure(s) performed and comorbid factors which may affect the duration of the disability.

      Using the WorkAbility program, the nurse reviewer considers these various factors and recommends an appropriate length of disability duration based on the specifics of the case. To assure consistency, reviews are guided by program standards based on both statistical and clinical analysis and, in certain circumstances, are referred to physicians for further review. The WorkAbility program can assign specific lengths of disability for more than 10,000 clinical descriptions, or "endpoints." If CORE and the attending physician agree with respect to the anticipated disability duration, a letter stating the expected return-to-work date is sent to the employee and physician on the date the review is completed. The employer is notified of the return-to-work date electronically. If the employee's physician disagrees with the suggested length of disability assigned by CORE's nurse reviewer (as occurs in less than 15% of the cases), the case is referred to a WorkAbility physician advisor who will discuss the case with the treating physician. In the event that they cannot reach agreement, the case is referred to the employer for consultation to determine whether or not an independent medical examination should be requested. If the employee's condition or medical treatment changes during the absence or the employee is not ready to return to work on the expected date, a request for an extension of the disability leave is reviewed on a case by case basis using the WorkAbility program and additional information provided by the attending physician or patient.

      The Company's WorkAbility program includes return-to-work case management for high intensity, potentially high cost disability cases. This service is focused on returning the patient to work as soon as clinically appropriate through intensive involvement by a dedicated nurse case manager with the patient, the health care providers and the workplace. Depending on the client's benefits structure, the Company's return-to-work case managers can negotiate services, coordinate on-site activities and channel the patient to appropriate treatments or providers.

      The WorkAbility program has the capability to collect and report information relating to the ongoing disability claims history of each employee and documents all case reviews, thus allowing the identification of employee disability patterns and physician treatment patterns. The WorkAbility program is also able to identify prospective high cost disability events which can be monitored in more detail through return-to-work case management. In addition, the Company believes that the data transfer capabilities of the WorkAbility program can also substantially improve the efficiency of its clients' claims administration function. Electronic transfer of data required by the employer or disability program administrator can minimize errors and reduce paperwork, allowing faster processing of disability payments to employees.

      The WorkAbility On-line Medical Protocols ("WOMP") were developed and are maintained by CORE and are licensed by the Company to third parties as a separate product. These WorkAbility protocols are updated annually to, among other things, reflect recent advancements in medical technology and procedures and to update the recommended disability durations using the collective experiential data collected by CORE through its services to clients. The WorkAbility system automatically provides to the Company's clients monthly and quarterly management reports which monitor disability benefits utilization trends and identify potential problem areas.

      In general, CORE's WorkAbility services are advisory only. The attending physician and the patient remain responsible for determining the work-absence period and all other aspects of the plan of treatment. Generally, the employer or other payor is responsible for making all decisions with respect to the payment or denial of benefits under the applicable benefits plan. Certain clients, including Bell Atlantic Corporation, have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan.

      In order to assist employers identify and quantify the direct and indirect costs associated with disability benefits and, to a lesser extent, health care benefits, CORE also provides data analysis and consulting services to large corporate clients. These services include in-depth customized information concerning their disability and health care costs and utilization experience. Health care costs, disability costs and workers' compensation costs are often under separate departments in a large employer (human resources, benefits and risk management) which has historically impaired corporations' ability to recognize the magnitude of, and to manage, these costs. The basic objectives of CORE's analytic services are to help employers and insurers obtain better value for their disability, workers' compensation and health care expenditures with a company's specific goals in mind. CORE assists in identifying the best means to reduce the total costs of these benefits or slow the rate of increase, enhance the appropriateness and quality of care, predict future benefit costs and increase the return on investment from managed care programs. CORE's consulting service can coordinate and analyze information on a company-wide basis and use the client's information and CORE's proprietary disability and medical cost data analysis methodologies to simulate changes in a benefit plan's structure and the resulting impacts on overall benefit program cost. For example, CORE serves as a data partner to several Fortune 500 companies and provides quarterly "CORE Impact Reports" on integrated claims experience of the client covering disability, workers' compensation and group health benefits.

      The Company's workers' compensation bill audit services involve auditing medical bills, pharmacy bills and hospital bills for medical services or products received by the client which are subject to applicable state fee schedules. The bills are audited to determine whether the services or products which are the subject of the medical bill are from legitimate medical providers, contain the proper procedural codes and are billed accurately based on the procedure codes. Finally, an audit report is prepared stating the result of such audit with a recommendation for payment.

Specialty Physician and Behavioral Health Review

      CORE's independent physician review programs provide pre-certification, concurrent and appellate physician review services for use with existing utilization management programs of clients, including insurance carriers that service the group health, disability and workers' compensation markets, and other managed care companies. The Company believes its more than 250 Board certified physician reviewers comprise the largest independent physician review organization in the country. The Company's consulting relationship with this large base of physicians has positioned the Company to offer an appeal review service, which is mandated under several state laws and generally requires specialty-matched reviews. The Company believes that appellate review is one of the few growing sectors of the otherwise mature utilization management industry.

      When a client's nurse reviewer determines that a case does not meet the client's established criteria, the nurse reviewer will forward a referral to CORE's physician reviewer. The referral describes the principal diagnosis of the patient and the reason for referral for physician review. In most instances the reason for referral is based upon a question of medical necessity or therapeutic benefit of a proposed treatment plan. CORE's independent physician reviews the case information, which will have been previously entered into CORE's data processing systems, and then telephones the attending physician to ascertain any additional clinical data, the attending physician's rationale for the proposed treatment plan or the proposed length of hospital stay. Based on discussions with the attending physician, including, when appropriate, discussions of possible alternative treatment plans, and using clinical judgment as well as criteria based on national norms, CORE's physician makes a recommendation concerning the appropriateness of the proposed or revised treatment plan.

      CORE then notifies its client of its recommendation regarding the medical necessity or appropriateness under the client's health care benefit plan of the proposed treatment plan, hospitalization or length of stay. If the proposed hospitalization is not certifiable as such under the plan, the payor typically denies or reduces the payment of benefits for the proposed hospitalization. The decision of the payor may be appealed by the patient or the attending physician. In such event a second Company physician of the same specialty who was not involved in the original decision will review the case on the merits of the clinical criteria or any additional information.

      Reviews under the Company's specialty physician review program are managed from CORE's offices, and the majority of all review decisions are completed within 24 hours of referral. In most instances, CORE's services are advisory in nature. Determinations as to the payment or denial of benefits are typically made by the third party payor, and decisions as to the patient's medical treatment are made by the patient and the attending physician.

      CORE's behavioral health review program provides review services similar to the Company's specialty physician review services by psychiatrists who are supported by a team of multi-specialty physicians. CORE's independent psychiatrists include specialists in various psychiatric sub-specialties such as adult psychiatry, child psychiatry and addictionology, including alcoholism and chemical dependency. CORE believes that its multi-specialty psychiatrists

(including those in its Integrated Behavioral Health Division) and CORE's emphasis on intensive specialty review distinguish it from psychiatric review performed by other utilization management firms and better addresses the more subjective nature of many behavioral health reviews.

      The Company is certified by the Utilization Review Accreditation Commission ("URAC") to perform various utilization review functions. URAC is a nationally recognized organization that has developed standards to encourage the availability of effective, efficient and consistent utilization review of health care services throughout the United States. One of URAC's key objectives is to establish standards for the procedures used to process appeals of utilization review determinations. Many of the Company's clients rely on CORE's specialty physician and behavioral health review services to comply with URAC's appellate procedures.

Utilization Review and Case Management

      The Company provides medical and behavioral health utilization review and case management services to Fortune 500 companies and other self-insured employers, third-party administrators ("TPAs") and an insurance carrier. The Company's services are designed to evaluate the medical necessity and appropriateness of health care services prescribed for participants in health care benefits plans, including hospital admissions, proposed length of hospital stay, use of outpatient facilities and other treatment alternatives. In cases of high cost diseases, conditions or catastrophic illnesses, CORE may also render case management services of individual cases in order to assure that cost-effective treatment alternatives are utilized. Clients may elect to contract for all of the services offered under the programs or, in the alternative, may elect to contract for only certain portions of services offered.

      CORE provides its utilization review services and case management services through a staff consisting primarily of registered nurses and physicians. Clients which utilize CORE's utilization review programs advise their participants of review requirements including the requirement to contact CORE within a specified period of time. From these contacts, CORE's medical and behavioral health review staff gathers the necessary personal and medical information and enters this information into CORE's review system. Based on this information and using CORE's review criteria, CORE conducts its review.

      CORE's review criteria and procedures are structured so that a nurse reviewer or nurse case manager can initially review the majority of cases presented. If a hospital admission or outpatient service fails to meet established criteria, a CORE employed or retained physician (or other doctoral level practitioner such as a Doctor of Chiropractic or Doctor of Psychology) reviews the case and may contact the patient's doctor to obtain additional information or otherwise discuss the proposed treatment plan. Upon completion of the medical review, CORE notifies the participant, the attending physician and other affected providers of the outcome of such review. CORE also notifies its client as to whether the proposed hospitalization and length of stay or outpatient service appears to be medically necessary and appropriate under the terms of the benefit plan. CORE provides both an expedited and standard appeals process to patients or plan members in instances where a non-certification determination is made by CORE. CORE's utilization review appellate process utilizes the Company's relationships with more than 250 Board certified physicians to provide specialty matched physician review.

CLIENTS AND MARKETING

      CORE has over 200 customers across the country, including 36 Fortune 500 companies. Revenues from Fortune 500 companies accounted for approximately 48% of total revenues in 1996. The following is a selected list of CORE's clients which, the Company believes, is representative of its overall client base:



Bell Atlantic Corporation                        CIGNA Insurance Company
Chrysler Motor Corporation                       Hughes Electronics Corporation (owned by General Motors)
Reliastar Financial Corp.                        CNA Insurance Company
Champion International Corporation               Lockheed Martin Corporation
Blue Cross/Blue Shield of Ohio                   PCS Health Systems, Inc.
Liberty Mutual Insurance Company, Inc.           General Electric Corporation

      CORE markets its services primarily to national, direct accounts, including self-insured employers, and through group health and disability insurance carriers and third party administrators. The Company's marketing strategy is to use its senior management team and a small sales and marketing staff to focus on potential sales to a limited number of large sales prospects. The Company has also entered into distribution agreements with Reliastar Financial Corp., CIGNA and other insurance companies pursuant to which these companies offer CORE's WorkAbility services to their customers. For providing WorkAbility services, the Company is paid fees by the insurance companies. Also, the Company is active in conferences addressing disability management issues the Company's clients and prospective clients face, including acting as a host or a co-host to several conferences in 1996.

      During 1996, Bell Atlantic Corporation represented 13% of total revenues while in 1995 no single client represented more than 10% of total revenues. During the years ended December 31, 1995 and 1996, the Company's five largest clients represented 30% and 36%, respectively, of total revenue, and its ten largest clients represented 51% and 53%, respectively, of total revenue.

      CORE typically enters into service agreements with its clients. These agreements have automatically renewable successive terms of between one and three years, but are generally terminable upon 60 to 90 days notice. They do not generally provide for minimum payments and are usually non-exclusive. Certain contracts include provisions that the fees payable to CORE can vary based upon CORE's performance and the savings achieved by the client under the contract.

      For many of its programs, CORE charges its clients a "capitated fee," i.e., a fixed per employee per month fee. The amount of this fee varies depending on the size of the client and the number and type of review programs selected by the client. For other services, CORE charges fees on an hourly rather than a capitated basis. In most cases, CORE's services are advisory in nature. Notwithstanding the outcome of CORE's review, decisions as to the payment or denial of benefits and eligibility or coverage under the benefit plan are typically made by the administrator of the participant's health care plan, not by CORE. Decisions as to the patient's medical treatment are always made by the patient and the attending physician, not by CORE.

INFORMATION SYSTEMS

      CORE's key products and services--the WorkAbility program, physician review services and utilization review and case management programs--are supported by administrative software that was developed and is maintained by in-house staff. Each of these software programs incorporates E-mail and other external data exchange features for client and remote user communications. These software programs were developed at different times and, although designed with similar features and on similar platforms, are not yet fully integrated.

      CORE has recently completed an upgrade and expansion of its wide area network (WAN) to expand capability in multiple office operation of its computer and telephone systems and to expand direct computer connections with clients and remote users. Another initiative within information systems development is to utilize available information technology to significantly enhance the productivity of all CORE's key products and services including, specifically, the integration of imaging, network FAX and computer integrated telephone technology into the workflows will provide major efficiencies and further enhanced quality in CORE's product lines.

      The WorkAbility system has also undergone significant architecture redesign to allow for client server operation and rapid feature development. The enhanced product, "WorkAbility Plus," utilizes software architecture that provides maximum flexibility in attaching industry-standard databases to support growth and varying client needs. The Company believes that this new architecture will support the integration of UR and physician review services into a single software centered around the WorkAbility system. Concurrent with this planned integration is the development of new medical necessity protocols focused on common occupational injuries and disease.

      Funding for the development of CORE's WorkAbility software (version 1) was provided by Chrysler Motor Corporation ("Chrysler") in exchange for a perpetual, non-exclusive, non-transferable license to use such software. Ownership of the WorkAbility software has been retained by CORE, which has the exclusive right to market the software to others. Pursuant to the terms of its agreement with Chrysler, CORE is paying Chrysler 25% of certain licensing fees paid to CORE with respect to the WorkAbility software until the total of such payments equal 140% of the development costs (approximately $2.8 million). Only limited payments have been paid by CORE through December 31, 1996. In addition, in the event that CORE fails to attempt to market the software to third parties, Chrysler will have certain rights to market and license the software independently.

GOVERNMENT REGULATION; REIMBURSEMENT; HEALTH CARE REFORM

      A number of states, including several of those in which the Company transacts business, have extensive licensing and other requirements applicable to the Company's business. Additionally, the Company's clients, including insurance companies, are subject to regulations that indirectly affect the Company.

      The laws of many states regulate the provision of health care utilization management services. These regulations generally require the provider of utilization management services to be reasonably accessible by telephone to doctors and patients, to have adequately qualified personnel, to provide physicians and patients a procedure to appeal determinations of non-reimbursement, and to maintain the confidentiality of patient records. Other states regulate the provision of claims administration services and preferred provider organizations which may indirectly affect CORE. CORE believes it is in compliance with all applicable regulations governing the provision of managed health care services in the states where CORE is subject to such regulations, as currently in force and as currently interpreted.

      CORE's operations depend upon its continued good standing under applicable laws and regulations. To date, the cost of compliance has not been material. Such laws and regulations, however, are subject to amendment or new interpretation by authorities in each jurisdiction. If amended regulations or new interpretations of federal or state laws or regulations arise, CORE, may have difficulty complying without significant expense or changes in operations. The Company is unable to predict what additional government regulations, if any, directly or indirectly affecting its business may be promulgated. Although the Company believes that it is currently in compliance with applicable regulations in those states in which it is subject to regulation, the Company's business could be adversely affected by a revocation of or failure to obtain required licenses and governmental approvals, a failure to comply with applicable regulations or significant changes in regulations applicable to its clients.

      In addition to existing government health care regulation, there have been numerous initiatives at the federal and state levels, as well as by third-party payors, for comprehensive reforms affecting the payment for and availability of health care services. The Company believes that such initiatives will continue during the foreseeable future. The Company is unable to predict what, if any, reform initiatives may be adopted, or what effect, if any, their adoption may have on the Company.

COMPETITION

      CORE presently competes in two different markets: (i) health care utilization management and (ii) managed disability and workers' compensation. The managed health care market is fragmented but is consolidating rapidly as national health care reform and other forces drive independent utilization review and cost management firms into niche markets or to consolidation with large insurance carriers and provider groups.

      The health care utilization management market is highly competitive. Competitors include large established insurance carriers and large managed care organizations. Some of the competitors are significantly larger and have greater financial and marketing resources than CORE. CORE competes on the basis of quality, cost-effectiveness and service.

      The managed disability and workers' compensation market is a developing market which is also competitive. Competitors include both new companies focused solely on the workers' compensation market and established disability insurance carriers who have traditionally dealt with disability from an underwriting rather than an employee productivity perspective. CORE competes on the basis of quality and cost-effectiveness in this market, and the Company believes that its proprietary disability management protocols and database of clinically defined disability episodes give it a significant competitive advantage.

EMPLOYEES AND PHYSICIAN CONSULTANTS

      In addition to its available staff of approximately 300 physician consultants (250 of whom are Board certified) covering the major medical specialties, CORE has approximately 400 employees. Generally, CORE's physician consultants are paid by CORE on a per hour or per case review basis. Almost all of CORE's physicians are retained by the Company as independent contractors and also maintain active practices. The majority of the Company's physicians work between 5 and 20 hours per week for the Company. Compensation to CORE's reviewers is not related to any cost savings achieved by CORE's clients.

ITEM 2.  PROPERTIES.
--------------------

      The Company occupies its executive headquarters in Irvine, California pursuant to a lease for approximately 14,000 sq. feet which expires in September 2000. The Company also leases facilities of approximately 18,000 sq. feet in Boston, Massachusetts under a lease that expires in May 2000, and approximately 22,500 sq. feet in Burlington, Massachusetts under leases that expire in December 2001 and April 2002. Additionally, the Company leases a facility of approximately 16,000 sq. feet in Los Angeles, California under a lease that expires in June 1998, as well as approximately 18,000 sq. feet in Silver Spring, Maryland under a lease that expires in June 2001, approximately 1,300 sq. feet in Chicago, Illinois under a lease that expires in May 1998, approximately 7,400 sq. feet in Austin, Texas under a lease that expires in September 1999 and approximately 2,400 sq. feet in Forth Worth, Texas under a lease that expires in July 1998.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

      The Company is not currently a party to or aware of any material pending litigation or material legal proceedings.

      Generally, the review services provided by the Company are advisory in nature, and final determination as to payment or nonpayment of benefits are not made by the Company. Certain clients, including Bell Atlantic Corporation, have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan. Determinations as to the medical care provided to a patient are always made by the patient or the attending physician and are not made by CORE. However, due to the significant number of claims in the medical malpractice field in general, it is possible that a patient may assert claims against the Company for damages due to adverse medical consequences. New or existing legal theories by which patients or physicians may attempt to assert liability against the Company or other companies engaged in the industry are developing and are expected to continue to develop. Although the Company believes that its procedures result in reasonable and accurate determinations of coverage, there can be no assurance that claims will not be made or that the Company's procedures for limiting liability will be effective. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date. However, there can be no assurance that such insurance will be sufficient to protect the Company from liability which might adversely affect the Company's business, operating results or financial condition or will continue to be available to the Company at reasonable cost or at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      A Special Meeting in lieu of the Annual Meeting of Stockholders of CORE was held on October 21, 1996 in Irvine, California.

      The vote to elect two persons as Class II Directors of the Company was as follows:

Number of Votes Cast               For            Withheld Authority
--------------------               ---            ------------------

      Richard H. Egdahl, M.D       5,899,303      139,175
      John Pappajohn               5,900,103      138,375

      Accordingly, Dr. Egdahl and Mr. Pappajohn were elected as Class II Directors to serve for a three year term until the 1999 annual stockholders meeting and until their successors are duly elected and qualified. Class I Directors (Leslie Alexandre and Stephen Caulfield) whose terms are scheduled to expire at the 1998 annual stockholders meeting of stockholders and Class III Directors (George C. Carpenter IV and Craig C. Horton) whose terms are scheduled to expire at the 1997 annual meeting of stockholders have terms as directors that continued after the October 1996 Special Meeting in lieu of the Annual Meeting.

      The vote to approve amendments to the Company's 1991 Stock Option Plan to increase the number of shares issuable under the Plan from 600,000 to 1,200,000 and to change the formula pursuant to which non-employee directors of the Company are granted options under the Plan was as follows:


                               Number of Shares
                               ----------------
      For                         3,448,892
      Against                       900,515
      Abstain                        19,463
      Delivered Non-Vote          1,669,608

      The vote to amend Article 3 of the Company's Restated Articles of Organization to increase the number of authorized shares of common stock from 10,000,000 to 30,000,000 was as follows:


                               Number of Shares
                               ---------------
      For                         5,104,086
      Against                       917,429
      Abstain                        15,963
      Delivered Non-Vote              1,000


EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of CORE's executive officers:

Name                   Age         Position
----                   ---         ---------
George C. Carpenter     38         Chairman of the Board of Directors
                                     and Chief Executive Officer
Craig C. Horton         42         President and Chief Operating Officer
William E. Nixon        36         Executive Vice President, Chief Financial
                                     Officer, Treasurer and Clerk
Fredric L. Sattler      52         Executive Vice President
Ophelia Galindo         39         Corporate Vice President, Product Management
                                     and Technical Development

      Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

      George C. Carpenter IV was appointed a Class III Director, and was elected the Chairman of the Board of Directors and Chief Executive Officer of the Company effective with the Company's March 24, 1995 merger involving Core Management, Inc. (the "CMI/PRA Merger"). Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI") and now a wholly-owned subsidiary of the Company, since its formation in 1990. In addition, Mr. Carpenter served as the Chairman, Chief Executive Officer, Secretary and a Director of Core Management, Inc., a California corporation and wholly-owned subsidiary of CMI ("CMI-California"), from its formation in 1990. As a result of the reorganization of CMI-California and Integrated Behavioral Health, a California corporation and wholly-owned subsidiary of CMI ("IBH") in March 1993, Mr. Carpenter was appointed as a director of IBH. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

      Craig C. Horton was appointed a Class III Director in March 1995 effective with the CMI/PRA Merger, and was elected the President and Chief Operating Officer of the Company by on March 30, 1995. Mr. Horton served as the President and a Director of CMI and CMI-California from their respective formations in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. In December 1994, Mr. Horton was named as a Director and Chief Executive Officer of IBH. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

      William E. Nixon is the Executive Vice President, Chief Financial Officer, Treasurer and Clerk of the Company. Mr. Nixon joined the Company in December 1988 as Controller. In June 1989, Mr. Nixon became Assistant Treasurer; in September 1990, he was elected Vice President, Finance and Administration; in September 1991, he assumed his position as Treasurer. In December 1993, Mr. Nixon was elected Chief Financial Officer of the Company. In December 1994, Mr. Nixon was elected Executive Vice President and in March 1995, he was elected Clerk. Prior to his employment with the Company, from 1985 to 1988, Mr. Nixon served as a Senior Accountant at Gray, Gray and Gray, a public accounting firm.

      Fredric L. Sattler became an Executive Vice President of the Company in January 1996. Prior to his employment with the Company, Mr. Sattler was employed as Vice President of National Benefit Resources of Minneapolis, Minnesota in 1995 and as Vice President of NovaCare of King of Prussia, Pennsylvania from 1994 to 1995. From 1981 to 1994 Mr. Sattler held various offices with Northwestern National Life Insurance Co. (now known as Reliastar Financial Corp.) and its affiliates, including Vice President of Health Care Management (1987 to 1994) and President and Chief Executive Officer (1991 to
1994) of NWNL Health Management Corp., a health management organization (HMO) management company, wholly-owned by Northwestern National Life Insurance Co.

      Ophelia Galindo was elected the Corporate Vice President, Product Management and Technical Development of the Company by the Board on March 30, 1995. Formerly, Ms. Galindo was employed by CMI, beginning in February 1986 as a senior consultant; in June 1994, Ms. Galindo was promoted by CMI to be its Vice President, Disability Analysis.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK

      The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq - NNM") under the symbol: "CORE." The following table shows the range of high and low sales prices per share for the shares of Common Stock on the Nasdaq - NNM for the calendar quarters indicated as reported by Nasdaq. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                           HIGH      LOW
                           ----      ---
1995
       First quarter     $ 4 1/2   $2 7/8
       Second quarter          4    2 3/8
       Third quarter       8 1/2    2 7/8
       Fourth quarter     10 3/8    7 3/8

1996
       First quarter      13 3/8    8 3/8
       Second quarter     17 1/4       11
       Third quarter      15 1/2        8
       Fourth quarter     12 5/8    6 7/8


      On March 21, 1997, the closing sale price of the Company's Common Stock, as quoted on the Nasdaq - NNM, was $6 3/8 per share.

      As of March 21, 1997, there were approximately 164 record holders of the Company's Common Stock and over 2,000 beneficial owners. There are no outstanding shares of the Company's Preferred Stock and, accordingly, no market for said shares.

DIVIDEND POLICY

      The Company has never paid a cash dividend. Inasmuch as the Company intends to retain earnings for the operation and expansion of its business, the Company does not intend to pay dividends on its Common Stock for the foreseeable future. The Company's bank credit line prohibits the payment of dividends on the Common Stock. Future dividend policy will be determined by the Company's Board of Directors in light of the then prevailing financial condition of the Company and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

      In 1996, the Company sold the following shares of Common Stock which were not registered under Securities Act at the time of issuance. Except as otherwise noted, such shares were sold to present and former employees or consultants upon the exercise of stock options.

      These shares of Common Stock were not registered under the Securities Act at the time of sale issuance and, in reliance upon the exemption contained in
Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

                                            NUMBER OF      PURCHASE PRICE
  DATE       SECURITY        PURCHASER        SHARES          PER SHARE
--------------------------------------------------------------------------------

 3/22/96  Common Stock       S. Gerson          1,000          $ 3.13
  5/8/96  Common Stock      K. Masters          3,216*         $ 7.46
  6/4/96  Common Stock       W. Kaczor          6,700*         $ 3.73
  6/6/96  Common Stock       W. Butler          6,700*         $ 3.73
 6/10/96  Common Stock      K. Masters          4,824*         $ 3.73
 8/15/96  Common Stock       J. Snyder         10,720*         $ 3.73
 9/12/96  Common Stock    A. Pappajohn (1)     18,107              (2)
10/24/96  Common Stock       S. Bushey             21          $8.625
 11/4/96  Common Stock       P. Mosher             22          $8.625
 11/5/96  Common Stock        P. Houle             20          $8.625
11/19/96  Common Stock    S. Caulfield (3)     10,000          $ 3.28
11/22/96  Common Stock   A. Stephenson             28          $8.625

________________

* These such shares were subsequently registered on a Form S-8 filed by the Company on November 27, 1996.

(1) Exercised by A. Pappajohn as transferee of Warrant originally issued by Integrated Behavioral Health and assumed by the Company in connection with the March 1995 merger involving the Company and Core Management, Inc. ("CMI") pursuant to the terms of the Agreement and Plan of Reorganization, dated December 19, 1994, between the Company and CMI.

(2) The Warrant provided for the purchase of up to 26,800 shares of common stock at an exercise price of $3.73. The terms of the Warrant permitted a cashless exercise of the warrant, resulting in the issuance of 18,107 shares to the warrantholder.

(3) Mr. Caulfield is a Director of the Company and the shares were sold to him pursuant to his exercise of a Stock Option Agreement granted on March 24, 1995 with respect to his services as a Director.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

      The following selected financial data are derived from the consolidated financial statements of the Company. The financial statements for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere herein.

                                                        Year ended December 31,
                                        ----------------------------------------------------
                                            1992       1993       1994       1995      1996
                                        ----------------------------------------------------
                                             (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                   $16,415    $16,316    $16,746   $20,769   $28,806
Cost of services                            10,371     10,714     11,305    12,839    17,741
                                           -------------------------------------------------
         Gross profit                        6,044      5,602      5,441     7,930    11,065

Operating expenses:
   General and administrative                4,875      5,096      4,265     4,787     6,285
   Sales and marketing                       2,272      1,787      1,563     1,499     1,744
   Merger costs                                215      1,182      1,114       994
   Corporate relocation                        394        163
   Non-recurring write-off of AmHealth                                                 1,920
    acquisition
   Depreciation and amortization               637      1,067        915       905     1,338
   Write-off of goodwill                                           2,294
                                           -------------------------------------------------
         Total operating expenses            8,393      9,295     10,151     8,185    11,287
                                           -------------------------------------------------

Loss from operations                        (2,349)    (3,693)    (4,710)     (255)     (222)

Other income (expense):
   Interest income                             480        396        296       240       385
   Interest expense                           (143)      (108)      (158)     ( 83)      (35)
   Other income (expense)                                  29       (127)       19        16
                                           -------------------------------------------------
                                               337        317         11       176       366
                                           -------------------------------------------------

Income (loss) before income taxes           (2,012)    (3,376)    (4,699)     ( 79)      144
Provision for income taxes                       2
                                           -------------------------------------------------
Net income (loss)                          $(2,014)   $(3,376)   $(4,699)  $  ( 79)  $   144
                                           =================================================
Net income (loss) per common share         $( 0.54)    $(0.73)    $(1.01)   $(0.02)    $0.02
                                           =================================================
Weighted average number of common shares
   and equivalents outstanding               3,751      4,611      4,668     4,755     6,274
                                           =================================================


                                                                  December 31,
                                           -------------------------------------------------
                                              1992       1993       1994      1995      1996
                                           -------------------------------------------------
                                                            (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                  $   369    $ 1,683    $     0   $ 1,006   $ 4,282
Working capital                              7,659      6,597      4,612     3,152    15,781
Total assets                                16,934     15,972     12,504    11,869    27,844
Long-term debt and capital lease               270        223        121       817       344
 obligations
Stockholders' equity                        11,481     12,237      7,553     7,648    24,456

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

OVERVIEW

     CORE is a national provider of managed disability and health care benefits management services. The Company was incorporated in 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly-held entity in December 1991 with the completion of an initial public offering. In March 1995, PRA completed the CMI/PRA Merger with Core Management, Inc. ("CMI"). CMI provides managed disability services, including benefits analysis and consulting services and health care benefits utilization review and case management services. CMI's utilization review and case management services with respect to mental health and substance abuse cases were acquired in an acquisition in March 1993. The CMI/PRA Merger has been accounted for as pooling of interests, and consequently the financial statements of the Company have been retroactively restated to include the financial position and results of operations of CMI for all periods presented. In July 1995, the Company changed its name to CORE, INC. and in October 1995, the Company acquired Cost Review Services, Inc. ("CRS"), a provider of bill audit and case management services in the workers' compensation market.

     The Company provides managed disability services (which consist of the Company's WorkAbility program as well as its bill audit and analytic consulting services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers, and the Company is typically compensated for these services either on a per review (i.e., per case), hourly or per enrollee basis. In a limited number of cases, the Company's compensation varies with cost savings realized by the client as a result of the Company's services. Also included in managed disability services revenue is a limited amount (2% for the year ended December 31, 1996) of licensing revenue attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

CURRENT DEVELOPMENTS

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                      YEAR ENDED DECEMBER 31,
                                     -------------------------
                                       1994     1995    1996
                                     -------------------------

Revenue                               100.0%   100.0%    100.0%
Cost of services                       67.5     61.8      61.6
Gross profit                           32.5     38.2      38.4
General and administrative expense     25.5     23.0      21.8
Sales and marketing expense             9.3      7.2       6.1

      The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                                1994               1995               1996
                                        --------------------------------------------------------
                                          AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                        --------------------------------------------------------
                                                          (Dollars in thousands)
Managed disability (including
   WorkAbility(R), analytic and bill
    audit)                                $ 3,252     19.5%  $ 5,476     26.4%  $12,532     43.5%
Specialty physician and behavioral
   health review                            7,425     44.3     8,845     42.6     9,176     31.9
Utilization review and case management      6,069     36.2     6,448     31.0     7,098     24.6
                                          ------------------------------------------------------
                                          $16,746    100.0%  $20,769    100.0%  $28,806    100.0%
                                          ======================================================

Years Ended December 31, 1996 and 1995

      Revenues increased by $8,037,000 (39%) from $20,769,000 in 1995 to
$28,806,000 in 1996. Approximately $7,056,000 (88%) of the Company's increase in revenues came from growth in managed disability services. Approximately 47% of the revenue increase for the year is attributable to revenues generated from Bell Atlantic Corporation, to whom the Company began providing managed disability services effective August 1, 1996. Additionally, with the acquisition of CRS in October 1995, the year 1996 represented CORE's first full year of servicing the workers' compensation market with bill audit services. The balance of the increase in revenues can be largely attributed to the number of referrals processed in each of the Company's principal service lines which increased over the prior year comparative period

      For 1996, the Company's top five clients represented 36% of revenues compared to 30% during 1995. Bell Atlantic accounted for approximately 13% of revenues for 1996. No other single client represented more than 10% of total revenues in 1996 or 1995.

      Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $4,902,000 (38%) from $12,839,000 in 1995 to $17,741,000 in 1996. The increase is primarily the result of additional payroll costs associated with processing a higher volume of referrals and increased staffing levels required to service new and growing WorkAbility clients. CORE's gross profit performance for the years ended 1995 and 1996 is unchanged at approximately 38%, despite the addition of a significant customer during 1996. Typically, when a major client such as Bell Atlantic Corporation is implemented the Company expends a significant amount of resources during the implementation which can result in lower gross profit margins during the implementation period. Consequently, the Company's results of operations for any one quarter may not be indicative of results to be expected for any other quarter or for a particular fiscal year.

      General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $1,497,000 (31%) from $4,787,000 in 1995 to $6,284,000 in 1996. Expenses increased due primarily to higher costs associated with additional staffing in the information services areas to support the growth of the Company. Additionally, rent and other general and administrative expenses have increased due to the opening of the Silver Spring, Maryland operating center in July, 1996. General and administrative expenses, as a percentage of revenues, decreased from 23% for 1995 to 22% for 1996. This improvement is generally due to greater economies of scale related to higher revenues.

      Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing increased $245,000 (16%) from $1,499,000 in 1995 to $1,744,000 in 1996. The increase is primarily due to increased travel expenses in the account management department and increased staffing to support the marketing department. The Company's sales and marketing strategy has historically focused the efforts of an industry known senior management team and a smaller sales and marketing staff on fewer but significantly larger sales prospects. During 1996, the Company maintained this approach, however has added staffing to increase its distribution sales effort which is aimed at intermediaries, e.g., insurance companies and TPAs, who provide sales leverage and access to companies with 1,000-5,000 employees, thereby, broadening the Company's target market.

      Depreciation and amortization expenses increased $433,000 (48%) from $905,000 in 1995 to $1,338,000 in 1996. The increase is largely attributable to increased depreciation expense on assets purchased for the new operating center in Silver Spring, Maryland to service the Bell Atlantic Corporation contract as well as increased amortization expense on the goodwill acquired in the purchase of CRS.

      In connection with the termination of the AmHealth Acquisition Agreement entered into by the Company with AmHealth, Inc. ("AmHealth") on May 10, 1996 and terminated on July 24, 1996, the Company incurred a one-time charge to earnings of $0.9 million for the write-off of transaction costs related to the proposed AmHealth acquisition. Additionally, in connection with the proposed acquisition, the Company made a $1.0 million loan to AmHealth (the "AmHealth Loan"). Because there is substantial doubt about AmHealth's ability to repay the AmHealth Loan, the Company wrote-off the AmHealth Loan during the year ended December 31, 1996 resulting in an additional non-recurring charge to earnings of $1.0 million.

      Other income consists primarily of interest income, which represents amounts earned by the Company on investments held, as reduced by interest expense, which primarily relates to borrowings under lines of credit. During 1996, other income increased $190,000 (108%) from $176,000 in 1995 to $366,000 in 1996 due to an increase in funds available for investment following the public offering in August 1996 and the Company significantly reducing its use of its lines of credit.

Years Ended December 31, 1995 and 1994

      Revenues increased by $4,023,000 (24%) from $16,746,000 in 1994 to
$20,769,000 in 1995.  The volume of reviews processed in each of the Company's
three principal service lines increased.    These increases were primarily
attributable to the addition of new clients and an increase in review volume from existing clients. Approximately $2,224,000 (55%) of the Company's increase in revenues during 1995 came from the growth in managed disability services, including WorkAbility, analytic and bill audit services. During 1995, CORE added Hughes Electronics Corporation as a key WorkAbility client and increased its services to smaller corporate clients under the Company's distribution relationship with CIGNA Insurance. Additionally, with the acquisition of CRS in October 1995, CORE expanded its ability to service the workers' compensation market with bill audit services. CRS revenues represented 21% of the Company's 1995 increase in revenues. CORE's specialty physician and behavioral health review services grew by $1,420,000 (19%) in 1995. This growth was due primarily to increased demand for specialty-matched physician reviews across a broad range of markets, including but not limited to the group health, workers' compensation and disability management markets. During 1995 the Company's top five clients represented 30% of revenues, compared to 37% during 1994. No single client represented more than 10% of total revenues in 1995.

      Cost of services increased by $1,534,000 (14%) from $11,305,000 for 1994 to $12,839,000 for 1995. This increase is primarily the result of additional payroll and physician review costs associated with processing a higher volume of referrals and increased staffing levels required to service new and growing WorkAbility clients. During 1995, CORE's cost of services increased by only 14% to service a 24% increase in revenue. Accordingly, gross profit performance improved from 33% in 1994 to 38% in 1995. This improvement is generally due to efficiencies obtained as the result of the CMI/PRA Merger, which included a consolidation of facilities and management staff, a consolidation of the companies' benefit plans and greater economies of scale related to higher revenues.

      General and administrative expenses increased $522,000 (12%), from $4,265,000 for 1994 to $4,787,000 for 1995, due principally to higher costs associated with additional staffing in the information services area to support the growth of the Company. General and administrative expenses as a percentage of revenue decreased from 25% in 1994 to 23% in 1995. This improvement is generally due to efficiencies obtained as the result of the CMI/PRA Merger, which included a consolidation of facilities and management staff, a consolidation of the previously separate companies' benefit plans and greater economies of scale related to higher revenues.

      Sales and marketing expenses decreased $64,000 (4%), from $1,563,000 in 1994 to $1,499,000 in 1995. This decrease was due to the net effect of a reduction in the Company's sales staff and associated expenses during 1995 as a result of the CMI/PRA Merger and increased marketing related expenditures such as hosting and co-hosting a number of conferences across the country that addressed various market-specific issues that the Company's clients and prospective clients are facing.

      Restructuring costs of $558,000 consist of charges for the Company's plan of termination and exit plan. In conjunction with the CMI/PRA Merger completed on March 24, 1995, the Company reduced its workforce where overlapping functions existed. The Company also reduced its sales and marketing workforce to better address the marketing strategy of the Company. The termination of employees as a result of these actions caused the recognition of severance and outplacement costs for the quarter ended March 31, 1995. The Company also abandoned excess leased space at its Burlington, Massachusetts location, and a charge was recorded for the costs of future rental expense on the abandoned space.

      Merger costs and expenses of $436,000 recorded during 1995 consist primarily of professional fees, investment advisor services and printing expenses associated with the completed CMI/PRA Merger. This was a $678,000 decrease from the $1,114,000 recorded during 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 1996, the Company's cash and cash equivalents increased by $3,276,000. For this period, operating activities used $632,000 primarily due to increases in accounts receivable of $1,558,000 and other current assets of $548,000, offset by net income of $144,000 and depreciation and amortization of $1,564,000. The Company's investing activities used $12,140,000 of cash, primarily due to net purchases of investments available-for-sale of $6,887,000 and $4,590,000 used to fund equipment and furniture purchases and leasehold improvements. Approximately 40% of the equipment and furniture purchases and leasehold improvements is attributable to the opening of a new operating center in Silver Spring, Maryland. The Company's financing activities provided $16,047,000 for this period primarily due to the proceeds from the secondary public offering of $16,821,000. A portion of the public offering proceeds were used to pay for offering costs of approximately $500,000.

      The Company leases its facilities and certain office equipment. Lease commitments, which relate substantially to space rental, for the years ended December 31, 1997 and December 31, 1998 are approximately $1.9 million and $1.7 million, respectively. All obligations held by the Company under lease commitments expire on various dates through April 2002 and total $6.6 million as of December 31, 1996.

      The Company has net operating loss carryforwards for income tax purposes of approximately $6 million as of December 31, 1996, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions. See Note 9 of Notes to Consolidated Financial Statements of the Company.

      The Company plans to finance its operations and working capital requirements with the proceeds of the August, 1996 offering, earnings from operations, investments on hand and other sources of available. The Company presently believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

      The financial statements and supplementary data of CORE called for by this item appear under the caption Index to Financial Statements (page F-1 hereof). Such information is included elsewhere herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

      Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1997 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

      Certain information as it pertains to executive officers, is included at the end of Part I of this Form 10-K.



ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1997 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1997 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1997 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

        (a) Financial Statements, Financial Statement Schedules and Exhibits.
            -----------------------------------------------------------------

        1.  Financial Statements.  The information called for by this item
            ---------------------
            appears under the caption Index to Financial Statements (page F-1 hereof). Such information is incorporated by reference herein.

        2.  Financial Statement Schedules.  The information called for by this
            ------------------------------
            item appears under the caption Index to Financial Statements (page F-1 hereof). Such information is incorporated by reference herein.

        3.  Exhibits.
            ---------

Exhibit
Number  Description
------  -----------

2.1 Second Agreement and Plan or Reorganization by and between Core Management, Inc., Registrant and PRA Sub, Inc. dated as of December 19, 1994. Filed as Appendix I to Prospectus and Joint Proxy Statement in Amendment No. 5 to Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed February 14, 1995, and incorporated herein by reference.

2.2 Capital Stock Purchase Agreement, by and between Registrant, Cost Review Services, Inc., Larry Bertrand Wallace and Leigh B. Goodwin, dated October 2, 1995 (without exhibits). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed October 16, 1995, and incorporated herein by reference.

2.3 Asset Purchase Agreement, dated May 10, 1996, by and among Registrant, AmHealth Clinics Corp. and AmHealth, Inc. (including Schedules 1.2, 2.8 and 2.10 and excluding other Exhibits and Schedules) (the "AmHealth Asset Purchase Agreement"). Filed as exhibit no. 2.4 to Registrant's Registration Statement on Form S-1 (Registration No. 333-03639), filed May 13, 1996, and incorporated herein by reference.

2.4 Notice of termination of AmHealth Asset Purchase Agreement, dated July 24, 1996. Filed as exhibit no. 2.6 to Registrant's Amendment No. 3 to Registration Statement on Form S-1 (Registration no. 333-03639), filed July 25, 1996, and incorporated herein by reference.

3.1 Restated Articles of Organization of the Registrant, dated November 22, 1991, as further amended by Articles of Amendment, dated March 24, 1995, July 28, 1995 and October 28, 1996. Filed as exhibit no. 4.1 to Registrant's Quarterly Report on Form 10-Q, filed November 13, 1996, and incorporated herein by reference.

3.2 By-Laws of the Registrant, as amended. Filed as exhibit no. 3.2 to Registrant's Annual Report on Form 10-K, filed March 30, 1993, and incorporated herein by reference.

4.1 Specimen Common Stock certificate. Filed as exhibit no. 4.1 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.1 Software License Agreement, dated August 26, 1986, between Chrysler Corporation ("Chrysler") and The Health Data Institute ("HDI"). Filed as exhibit no. 10.59 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.2 Amendment No. 1 to Software License Agreement, dated December 23, 1987, between Chrysler and HDI. Filed as exhibit no. 10.60 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.3 Technical Service Agreement, dated April 13, 1987, between Chrysler and HDI. Filed as exhibit no. 10.61 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

Exhibit
Number  Description
------  -----------

10.4 Technical Service Agreement, dated May 1, 1987, between Blue Cross and Blue Shield of Michigan and HDI. Filed as exhibit no. 10.62 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.5 Medical Care Management Agreement, dated January 1, 1989, between Hoechst Celanese Corporation and HDI (without Exhibits) and Addendum to Managed Care Agreement, effective August 1, 1989, and Amendment to Agreement, effective December 1, 1991. Filed as exhibit no. 10.5 to the Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.6 Amended and Restated Agreement for Utilization Management Services, dated as of November 1, 1991, between Core Management, Inc., a California corporation ("Core-California") and Northwestern National Life Insurance Company (without schedules and exhibits). Filed as exhibit no. 10.58 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.7 Management Services Agreement, dated as of September 1, 1994, between Integrated Behavioral Health, CMI and Behavioral Care of America, Inc. (without Exhibits). Filed as exhibit no. 10.90 to Amendment No. 3 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed February 2, 1995, and incorporated herein by reference.

10.8 Registrant's Amended and Restated 1986 Stock Option Plan. Filed as exhibit no. 10.11 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

10.9 Amendment to Amended and Restated 1986 Stock Option Plan. Filed as exhibit no. 19.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 16, 1992, and incorporated herein by reference.

10.10 Registrant's Amended and Restated 1991 Stock Option Plan. Filed as exhibit no. 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15261), filed October 31, 1996, and incorporated herein by reference.

10.11 Form of Stock Option Agreement, granted January 21, 1991. Filed as exhibit no. 10.25 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

10.12 Form of Stock Option Agreement, granted March 17, 1992, to certain employees. Filed as exhibit no. 19.2 to the Registrant's Quarterly Report on Form 10-Q, filed May 15, 1992, and incorporated herein by reference.

10.13 Form of Stock Option Agreement, granted December 14, 1992, to non-employee directors. Filed as exhibit no. 19.3 to Registrant's Annual Report on Form 10-K, filed March 30, 1993, and incorporated herein by reference.

10.14 Form of Stock Option Agreement, dated as of May 17, 1993, between Registrant and William E. Nixon. Filed as exhibit no. 10.5 to Registrant's Quarterly Report on Form 10-Q, filed June 30, 1993, and incorporated herein by reference.

10.15 Form of Stock Option Agreement, granted January 16, 1994, to non-employee directors. Filed as exhibit no. 10.45 to the Registrant's Annual Report on Form 10-K, filed March 31, 1994, and incorporated herein by reference.

10.16 Form of Stock Option Agreement, granted March 23, 1995, to non-employee directors for services in 1994 and through March 23, 1995, including schedule of optionees. Filed as Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

10.17 Form of Stock Option Agreement for 19,500 shares to vest quarterly over three years granted March 24, 1995, to non-employee directors, including schedule of optionees. Filed as Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

Exhibit
Number  Description
------  -----------

10.18 Form of Stock Option Agreement for 4,875 shares, granted March 24, 1995 to non-employee directors, including schedule of optionees. Filed as Exhibit No. 10.3 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

10.19 Form of Stock Option Agreement, granted April 27, 1995, to executive officers, including schedule of executive officer optionees. Filed as Exhibit No. 10.4 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

10.20 Form of Stock Option Agreement, granted April 27, 1995, for consulting and other services, including schedule of optionees. Filed as Exhibit No. 10.5 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

10.21 Form of Stock Option Agreement for 12,375 shares of Registrant's common stock granted November 8, 1995 to four non-employee directors. Filed as exhibit no. 10.58 to the Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.22 Incentive Stock Option Agreement, dated December 8, 1995, between Registrant and Fredric L. Sattler. Filed as exhibit no. 10.50 to the Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.23 Form of Stock Option Agreement, granted March 29, 1996, to officers, including schedule of officer optionees. Filed as exhibit no. 10.31 to Registrant's Registration Statement on Form S-1 (Registration No. 333-03639), filed May 13, 1996, and incorporated herein by reference.

10.24 Form of Stock Option Agreement, granted March 29, 1996, for consulting services, including schedule of optionees. Filed as exhibit no. 10.32 to Registrant's Registration Statement on Form S-1 (Registration No. 333-03639), filed May 13, 1996, and incorporated herein by reference.

10.25   Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no.
        10.65 to the Company's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.26 Forms of Stock Option Agreement under Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no. 10.66 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.27 Form of Non-Employee Director Stock Option Agreement of Core Management, Inc. Filed as exhibit no. 10.67 to the Company's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.28 Warrant to Purchase Stock of CMI, dated February 23, 1994, in favor of Silicon Valley Bank. Filed as exhibit no. 10.75 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed June 8, 1994, and incorporated herein by reference.

10.29 Registration Rights Agreement, dated February 23, 1994, between CMI and Silicon Valley Bank. Filed as exhibit no. 10.81 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed June 8, 1994, and incorporated herein by reference.

10.30 Form of Warrant Agreement, dated June 1, 1994, between CMI and John Pappajohn. Filed as exhibit no. 10.83 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed June 8, 1994, and incorporated herein by reference.

10.31 Employment Agreement, dated November 19, 1993, between the Registrant and William E. Nixon. Filed as exhibit no. 10.49 to Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

Exhibit
Number  Description
------  -----------

10.32 Employment Agreement, dated December 1, 1995, between Registrant and Fredric L. Sattler. Filed as exhibit no. 10.49 to the Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.33 401(k) Plan. Filed as exhibit no. 10.34 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

10.34 Form of Indemnification Agreement. Filed as exhibit no. 10.35 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

10.35 Office Lease, dated December 30, 1992, between Registrant and Copley Place Associates Nominee Corporation (without exhibits). Filed as exhibit no. 19.5 to Registrant's Annual Report on Form 10-K, filed March 30, 1993, and incorporated herein by reference.

10.36 First Amendment to Office Lease, dated June 3, 1993, between the Registrant and Copley Place Associates Nominee Corporation. Filed as exhibit no. 10.2 to Registrant's Quarterly Report on Form 10-Q, filed November 10, 1993, and incorporated herein by reference.

10.37 Agreement of Sublease, dated April 1, 1993, between Eastman Kodak Company and Core-California. Filed as exhibit no. 10.53 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.38 Second Amendment to Agreement of Sublease, dated May 17, 1995, between Eastern Kodak Company and Core-California. Filed as exhibit no. 10.45 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.39 Lease, dated January 1, 1991, between Core-California and One Wheeler Road Associates. Filed as exhibit no. 10.55 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.40 First Amendment to Lease, dated November 28, 1995, between Core-California and One Wheeler Road Associates (without Exhibit). Filed as exhibit no. 10.47 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.41 Office Building Lease, dated September 21, 1995, by and between McDonnell Douglas Realty Company and Registrant, including Exhibits and including Addendum to Lease Agreement. Filed as exhibit no. 10.48 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.42 Sublease, dated May 23, 1996, between AT&T Corp., as Sublandlord, and Registrant, as Subtenant, for premises in Silver Spring, Maryland (without Exhibits). Filed as exhibit no. 10.63 to Registrant's Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-03639), filed July 25, 1996, and incorporated herein by reference.

10.43 Loan and Security Agreement, dated December 29, 1995, by and among Registrant, Core Management, Inc., a Delaware corporation ("CMI") and Cost Review Services, Inc., as borrowers, and Silicon Valley Bank ("SVB"), including Schedule to Loan and Security Agreement. Filed as exhibit no. 10.51 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.44 Amendment to Loan Agreement, dated March 25, 1996, by and among Registrant, Core Management, Inc., a Delaware corporation, and Cost Review Services, Inc., as borrowers, and Silicon Valley Bank. Filed as exhibit no. 10.56 to Registrant's Registration Statement on Form S-1 (Registration No. 333-03639), filed May 13, 1996, and incorporated herein by reference.

Exhibit
Number  Description
------  -----------

10.45 Collateral Assignment, Patent Mortgage and Security Agreement, dated December 29, 1995, by and between Registrant and SVB (without Exhibits). Filed as exhibit no. 10.52 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.46 Cross-Corporate Continuing Guaranty of Registrant, CMI and CRS, dated December 29, 1995 in favor of SVB. Filed as exhibit no. 10.53 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.47 Continuing Guaranty of Integrated Behavioral Health and Core-California, dated December 29, 1995, in favor of SVB. Filed as exhibit no. 10.54 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.48 AmHealth, Inc.'s Secured Floating Rate Promissory Note, in the principal amount of $500,000, dated January 10, 1996, payable to Registrant. Filed as exhibit no. 10.55 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.49 AmHealth, Inc.'s Secured Floating Rate Promissory Note, in the principal amount of $250,000, dated February 9, 1996, payable to Registrant. Filed as exhibit no. 10.56 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.50 AmHealth, Inc.'s Secured Floating Rate Promissory Note, in the principal amount of $250,000, dated March 15, 1996, payable to Registrant. Filed as exhibit no. 10.57 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

11.1    *  Statement re: Computation of Income (Loss) Per Common Share.

21.1    *  Subsidiaries of the Registrant.

23.1    *  Consent of Ernst & Young LLP, independent auditors.

27      *  Financial Data Schedule

----------------------------------

* Filed herewith


(b)     Reports on Form 8-K.
        --------------------

        The Company did not file any reports on Form 8-K during the year ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORE, INC.

Date:  March 27, 1997                By:  /s/ George C. Carpenter IV
                                        ------------------------------------
                                          George C. Carpenter IV
                                          Chairman of the Board and
                                            Chief Executive Officer


Date:  March 27, 1997                By:  /s/  William E. Nixon
                                        ------------------------------------
                                          William E. Nixon
                                          Chief Financial Officer, Executive
                                            Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George C. Carpenter IV      Chairman of the Board of Directors    March 27, 1997
------------------------------     and Chief Executive Officer
George C. Carpenter IV

/s/ William E. Nixon            Chief Financial Officer, Executive    March 27, 1997
------------------------------     Vice President and Treasurer
William E. Nixon

/s/ Pamela Ochs-Piasecki        Chief Accounting Officer              March 27, 1997
------------------------------
Pamela Ochs-Piasecki

/s/ Leslie Alexandre            Director                              March 27, 1997
------------------------------
Leslie Alexandre

/s/ Stephen C. Caulfield        Director                              March 27, 1997
------------------------------
Stephen C. Caulfield

/s/ Richard H. Egdahl, M.D.     Director                              March 27, 1997
------------------------------
Richard H. Egdahl, M.D.

/s/ Craig C. Horton             Director                              March 27, 1997
------------------------------
Craig C. Horton

/s/ John Pappajohn              Director                              March 27, 1997
------------------------------
John Pappajohn

                                   CORE, INC.

                         INDEX TO FINANCIAL STATEMENTS


CORE Audited Financial Statements
---------------------------------

Report of Independent Auditors                                                                    F-2

Consolidated Balance Sheets - December 31, 1995 and 1996                                          F-3

Consolidated Statements of Operations - Years ended December 31, 1994, 1995 and 1996              F-5

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1994, 1995 and 1996    F-6

Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1995 and 1996              F-7

Notes to Consolidated Financial Statements                                                        F-8


Financial Statements Schedules
------------------------------

Schedule II - Valuation and Qualifying Accounts                                                   F-18


      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
CORE, INC.


We have audited the accompanying consolidated balance sheets of CORE, INC. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CORE, INC. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP



Boston, Massachusetts
February 14, 1997

                                   CORE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
                                              1995         1996
                                         -------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents              $ 1,005,807  $ 4,281,994
   Cash pledged as collateral                 106,000      192,000
   Investments available-for-sale           1,531,610    8,435,531
   Accounts receivable, net of
    allowance for doubtful
      accounts of $170,337 in 1995 and
       $221,925 in 1996                     2,987,356    4,545,738
   Notes receivable from officers              35,507      106,926
   Prepaid expenses and other current
    assets                                    460,103      891,932
                                           -----------------------
Total current assets                        6,126,383   18,454,121

Property and equipment, net                 3,155,234    6,445,420
Cash pledged as collateral                    192,000
Deposits and other assets                     178,402      699,901
Goodwill, net of accumulated
 amortization of $17,000 in 1995
 and $87,400 in 1996                        1,929,885    2,035,604
Intangibles, net of accumulated
 amortization of $448,626 in 1995
 and $401,307 in 1996                         286,927      208,693
                                          ------------------------
Total assets                              $11,868,831  $27,843,739
                                          ========================

See accompanying notes.

                                  CORE, INC.
                    CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                  DECEMBER 31,
                                              1995           1996
                                        -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                      $    846,156   $    743,143
    Accrued expenses                           822,694        656,726
    Accrued payroll                            184,795        465,520
    Accrued vacation                           376,561        543,597
    Accrued restructuring costs                130,498         41,636
    Deferred income taxes                       68,316         68,316
    Notes payable                              155,994         58,099
    Current portion of obligations to
     former shareholders                       298,509         50,000
    Current portion of capital lease
     obligations                                91,159         46,498
                                        -----------------------------
Total current liabilities                    2,974,682      2,673,535


Long-term obligations to former
     shareholders, net of current
     portion                                   745,106         50,000
Note payable                                                  256,690
Capital lease obligations, net of
     current portion                            71,969         37,275
Deferred rent, net of current portion          279,317        220,539
Deferred income taxes                          149,500        149,500

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value,
    authorized 500,000 shares;
    no shares outstanding
Common stock, $0.10 par value per
    share; authorized
    30,000,000 shares; issued and
    outstanding 4,794,403 and
    7,172,711 at December 31, 1995 and
    1996, respectively                         479,440        717,271
Additional paid-in capital                  18,052,547     34,465,146
Deferred compensation                          (51,120)       (38,640)
Cumulative unrealized gain on
    investments available-for-sale              30,975         31,983

Accumulated deficit                        (10,863,585)   (10,719,560)
                                        -----------------------------
Total stockholders' equity                   7,648,257     24,456,200
                                        -----------------------------
Total liabilities and stockholders'       $ 11,868,831   $ 27,843,739
 equity
                                        =============================

See accompanying notes.

                                  CORE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                              1994          1995          1996
                                        -----------------------------------------

Revenues                                  $16,746,290   $20,768,521   $28,805,590
Cost of services                           11,305,323    12,838,971    17,740,901
                                        -----------------------------------------
Gross profit                                5,440,967     7,929,550    11,064,689

Operating expenses:
     General and administrative             4,182,206     4,772,863     6,284,651
     Sales and marketing                    1,562,823     1,499,120     1,744,386
     Restructuring costs                                    557,515
     Merger costs and expenses              1,114,406       436,104
     Provision for doubtful accounts           83,050        14,375
     Depreciation and amortization            914,480       904,900     1,338,122
     Non-recurring write-off of
      AmHealth acquisition                                              1,919,871
     Write-off of goodwill                  2,294,150
                                        -----------------------------------------
          Total operating expenses         10,151,115     8,184,877    11,287,030

Loss from operations                       (4,710,148)     (255,327)     (222,341)

Other income (expense):
     Interest income                          296,218       239,590       385,394
     Interest expense                        (158,362)      (83,410)      (35,512)
     Realized gain (loss) on sale of
      investments available-for-sale         (157,774)        9,123        16,003
     Other income                              30,480        10,851           481
                                        -----------------------------------------
                                               10,562       176,154       366,366
                                        -----------------------------------------
Net income (loss)                         $(4,699,586)  $   (79,173)  $   144,025
                                        =========================================
Net income (loss) per common share             $(1.01)       $(0.02)        $0.02
                                        =========================================
Weighted average number of common
     shares and equivalents outstanding     4,668,000     4,755,000     6,274,000
                                        =========================================


See accompanying notes.

                                  CORE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                         TOTAL
                                  COMMON STOCK     ADDITIONAL PAID-     DEFERRED     UNREALIZED  GAIN    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT     IN  CAPITAL      COMPENSATION  (LOSS)INVESTMENTS      DEFICIT        EQUITY
                             ------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31,
  1993                        4,640,645    $464,064    $17,857,373                                     $ (6,084,826)    $12,236,611

Exercise of stock options        99,298       9,930         45,146                                                           55,076
Unrealized loss on
  investments available
  for-sale                                                                                $(39,408)                         (39,408)

Net loss                                                                                                (4,699,586)      (4,699,586)

                              -----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31,
  1994                        4,739,943     473,994     17,902,519                         (39,408)     (10,784,412)      7,552,693
Exercise of stock options        54,460       5,446         85,628                                                           91,074
Deferred compensation
  related to stock options
  issued                                                    64,400         $(64,400)
Amortization of deferred
  compensation                                                               13,280                                          13,280
Unrealized gain on
  investments
  available-for-sale                                                                        70,383                           70,383
Net loss                                                                                                    (79,173)        (79,173)

                              -----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31,
  1995                        4,794,403     479,440     18,052,547          (51,120)        30,975      (10,863,585)      7,648,257
Exercise of stock options       129,508      12,951        349,416                                                          362,367
Issuance of common stock
  from public offering
  (net of offering costs)     2,248,800     224,880     16,063,183                                                       16,288,063
Amortization of deferred
  compensation                                                               12,480                                          12,480
Unrealized gain on
  investments
  available-for-sale                                                                         1,008                            1,008
Net income                                                                                                  144,025         144,025
                              -----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,
  1996                        7,172,711    $717,271    $34,465,146         $(38,640)      $ 31,983     $(10,719,560)    $24,456,200
                              =====================================================================================================


See accompanying notes.

                                  CORE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                              1994          1995          1996
                                        ------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                         $(4,699,586)  $   (79,173)  $    144,025
Adjustments to reconcile net income
 (loss) to net cash provided by
    (used in) operating  activities:
       Depreciation                           878,934       837,316      1,189,488
       Amortization                           100,693       148,836        374,799
       Write-off of goodwill                2,294,150
       Provision for doubtful accounts         83,050        14,375
       Loss on sale/disposal of               (29,174)
        property and equipment
       Realized loss on permanent             157,774
        decline in fair market value of
            investments
       Realized gain on sale of                              (9,123)       (16,003)
        investments available-for-sale
       Compensation expense related to         28,078        13,280         12,480
        issuance of stock options
       Decrease in obligations to                                         (261,225)
        former shareholders
       Changes in operating assets and
        liabilities:
           (Increase) decrease in            (446,157)      258,269     (1,558,382)
            accounts receivable
           (Increase) decrease in             (72,045)      164,571       (547,829)
            prepaid expenses and other
            current assets
          Increase (decrease) in cash         301,367      (301,367)
           overdraft
          Increase (decrease) in             (514,692)     (607,675)        31,140
           accounts payable and accrued
           expenses
                                        ------------------------------------------
Net cash provided by (used in)             (1,917,608)      439,309       (631,507)
 operating activities

INVESTING ACTIVITIES:
     Additions to property and equipment     (539,521)   (1,278,720)    (4,589,839)
     Disposals of property and equipment        2,432         4,688
     Additions to goodwill                                                (176,119)
     Decrease (increase) in cash             (296,815)      464,884        106,000
      pledged as collateral
     Refunds of (additions to) deposits        23,168       (19,056)      (521,499)
     Increase in notes receivable from        (12,000)      (23,507)       (71,419)
      officers
     Purchase of Cost Review Services,                   (1,510,024)
      Inc., net of cash acquired
     Payments on non-compete                                (50,000)
      obligations to former shareholders
     Purchases of investments                (248,204)   (3,985,892)   (23,612,768)
      available-for-sale
     Sales of investments                                 8,392,306     16,725,858
      available-for-sale
                                        ------------------------------------------
Net cash provided by (used in)             (1,070,940)    1,994,679    (12,139,786)
 investing activities

FINANCING ACTIVITIES:
     Net (repayments) borrowings under      1,200,000    (1,200,000)
      revolving line of credit
     Proceeds from issuance of                200,000
      officer's notes
     Payments on officer's notes                           (200,000)
     Payments on obligations to former                                    (682,390)
      shareholders
     Issuance of notes payable                133,754       179,997        328,518
     Payments on notes payable               (199,373)     (208,085)      (169,723)
     Payments on capital lease                (56,319)      (91,167)       (79,355)
      obligations
     Proceeds from issuance of common                                   16,288,063
      stock, net of offering costs
     Issuance of common stock upon             26,998        91,074        362,367
      exercise of stock options and
      warrants
                                        ------------------------------------------
Net cash provided by (used in)              1,305,060    (1,428,181)    16,047,480
 financing activities                   ------------------------------------------

Net increase (decrease) in cash and        (1,683,488)    1,005,807      3,276,187
 cash equivalents
Cash and cash equivalents at beginning      1,683,488           --       1,005,807
 of year
                                        ------------------------------------------
Cash and cash equivalents at end
 of year                                $        --     $ 1,005,807   $  4,281,994
                                        ==========================================

Supplemental disclosure of cash flow
 information:
Interest paid                             $   147,543   $    83,322   $     55,697
                                        ==========================================
Noncash investing activities:
Capital lease obligation incurred                       $    25,266
                                        ==========================================


See accompanying notes.

                                   CORE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.  ORGANIZATION AND PURPOSE

CORE, INC. ("CORE" or the "Company") is a national provider of disability and workers' compensation management services, physician-intensive health care cost containment and health care utilization management services and programs to large employers, commercial health and accident insurance companies, third-party administrators of health insurance programs, self-insured employers and other groups.

On March 24, 1995, the Company issued approximately 1,928,000 shares of its common stock in exchange for all of the outstanding common stock of Core Management, Inc. ("CMI"). In addition, outstanding employee stock options to purchase CMI stock were converted into options to purchase approximately 160,000 shares of CORE. CMI is an independent provider of disability, medical and behavioral health services which are designed to help its clients monitor and control health care, workers' compensation and disability costs incurred both in the aggregate and on a case by case basis without sacrificing the quality of care or services available to patients. The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CMI for all periods prior to the merger. In connection with the merger, the Company adopted a plan to restructure management and eliminate redundant positions and to abandon excess lease space. In connection with certain elements of the restructuring plan, the Company recorded a restructuring charge of $557,515 which included approximately $438,000 for severance costs and $120,000 for abandoned lease space. The restructuring charge was added to an existing accrual for severance costs of approximately $58,000 as of December 31, 1994.
In accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), prior period financial statements were not restated. The restructuring plan eliminated 11 employees in the regional operations, general and administrative, sales and marketing and account management departments. During 1995, severance payments charged against the liability for 10 terminated employees in the regional operations amounted to approximately $424,000 and lease payments for abandoned lease space charged against the liability amounted to $120,000. During 1996, severance payments charged against the liability amounted to $56,000. Of the initial restructuring charges, approximately $16,000 of severance payments remained in accrued restructuring costs at December 31, 1996. Separate net sales, net income and related per share amounts of the merged entities are presented in the following table. In addition, the table includes pro forma net income and net income per share amounts which reflect the elimination of the non-recurring merger costs and expenses in 1994 and 1995.

                                       1994          1995
                                 ---------------------------
Net sales:
   CORE                            $ 7,959,834   $10,401,801
   CMI                               8,786,456    10,366,720
                                 ---------------------------
Total net sales                    $16,746,290   $20,768,521
                                 ===========================
Net income (loss):
   CORE                            $  (691,185)  $ 1,046,258
   CMI                              (2,893,995)     (131,812)
                                 ---------------------------
Pro forma net income (loss)         (3,585,180)      914,446
Merger costs and expenses            1,114,406       993,619
                                 ---------------------------
Net loss as reported               $(4,699,586)  $   (79,173)
                                 ===========================
Net income (loss) per share:
   Pro forma                       $     (0.77)  $      0.19
                                 ===========================
   As reported                     $     (1.01)  $     (0.02)
                                 ===========================

                                  CORE, INC.

1. ORGANIZATION AND PURPOSE (CONTINUED)

On October 2, 1995, the Company acquired all of the outstanding shares of Cost Review Services, Inc. ("CRS") for approximately $2,790,000 payable in cash plus contingent consideration. CRS provides workers' compensation medical cost containment and case management services and programs to commercial workers' compensation insurance companies and third-party administrators of workers' compensation programs. The acquisition was accounted for as a purchase and the acquisition cost consisted of the following:

Cash paid to former CRS shareholders      $1,640,000
Obligations to former CRS shareholders     1,150,000
Acquisition costs incurred                   200,000
                                          ----------
                                          $2,990,000
                                          ==========

The contingent consideration of $1,150,000 is payable in cash and will be computed based on agreed upon net revenue targets from January 1996 through December 1998, and is subject to downward adjustment based on certain earnings before interest and taxes percentages. The contingent consideration will be payable beginning in March 1997. The contingent consideration is not included in the acquisition cost total above and will be accounted for as period expense when the future earnings requirements have been met. The purchase resulted in goodwill of approximately $1,950,000 which is being amortized on a straight-line basis over 27.5 years. Amortization of goodwill during 1995 and 1996 amounted to $17,000 and $70,400, respectively. In accordance with the stock purchase agreement, certain adjustments have been recorded against obligations due to former CRS shareholders. The Company also agreed to pay the former CRS shareholders $150,000 in installments of $50,000 in 1995, 1997 and 1998 in exchange for covenants not-to-compete. These payments are being amortized over the three year term of the agreements. Acquisition costs include $100,000 pertaining to administrative costs and $100,000 pertaining to restructure costs. In connection with the purchase, the Company adopted a plan to restructure the accounting and administrative departments of CRS and consolidate the functions within the Company's Boston, Massachusetts office. In connection with certain elements of the restructuring plan, the Company adjusted its purchase price by $100,000 to reflect an accrual for facility consolidation costs of $25,000 and severance costs of $75,000. The restructuring plan eliminated 4 employees in the accounting and administrative departments. During 1995, severance payments charged against the liability for the employees amounted to approximately $42,000. During 1996, severance payments of $24,000 and payments of $9,000 on abandoned lease space were made. Of the initial restructuring charges, $25,000 remained in accrued restructuring costs at December 31, 1996.

The consolidated financial statements include the operating results of CRS from the date of acquisition. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of 1994. The proforma information includes adjustments of $57,000 for interest expense that would have been incurred to finance the purchase, $92,000 to decrease interest income due to having fewer dollars to invest as a result of the purchase, $54,000 for the amortization of intangibles arising from the transaction and $138,000 to eliminate the provision for income taxes due to the filing of a consolidated tax return. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1994.

                                          Year ended December 31,
                                      -----------------------------
                                            1994           1995
                                      -----------------------------
Net sales                                $20,680,000    $24,847,000
Net earnings (loss)                      $(4,670,000)   $   338,000
Net earnings (loss) per common share     $     (1.00)   $      0.07

                                   CORE, INC.

1.  ORGANIZATION AND PURPOSE (CONTINUED)

On August 9, 1996, the Company completed an underwritten public offering of 2,000,000 shares of Common Stock at a price of $8.00. On September 3, 1996, the Company issued an additional 248,800 shares at a price of $8.00 per share of its Common Stock to cover over-allotments in connection with the public offering. CORE intends to use the net proceeds from its offering for investments in its operating capacity and for working capital and general corporate purposes.

2.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

RISKS AND UNCERTAINTIES
Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents, investments available-for-sale, and trade receivables.

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments available-for-sale represents the investment of excess cash in commercial paper, corporate bonds and United States Government securities.

The Company provides its services to companies throughout the United States in various industries, including, but not limited to the healthcare industry. Management does not believe significant credit risk exists at December 31, 1996.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the FAS 115, debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are carried at amortized cost. Debt securities that the Company does not have the positive intent or ability to hold to maturity and equity securities are classified as available-for-sale and are carried at fair market value. Increases or declines in fair market value of available-for-sale securities judged to be other than temporary are recorded as a component of other income. Temporary declines are reported as a separate component of stockholders' equity.

PRECONTRACT COSTS

Precontract costs incurred for a specific anticipated contract are deferred if the costs can be directly associated with the contract and the recoverability from the gross profits on the sales generated by the contract is probable. The anticipated gross profit must be sufficient to absorb deferred precontract costs as well as future period costs. Precontract costs are amortized on a straight-line basis over the contract period, generally not longer than three years.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major additions and betterments are capitalized while repairs and maintenance expenditures which do not improve or extend the life of the respective assets are expensed when incurred.

                                   CORE, INC.

2. ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Leasehold improvements are depreciated using the straight-line method. For computer equipment and office furniture and equipment placed in service prior to fiscal 1993, depreciation is computed using the 150% declining balance method. Effective January 1, 1993, the Company began depreciating newly-acquired computer equipment and office furniture and equipment using the straight-line method. The effect of the change was not material to the 1993 financial results. The estimated useful lives of the related assets are as follows:

Computer and office equipment    3-7 years
Software                         3-5 years
Furniture and fixtures           7 years
Leasehold improvements           Shorter of lease term or estimated useful life

 SOFTWARE DEVELOPMENT COSTS


 Certain costs of software, developed for internal use, are capitalized subsequent to the favorable assessment of technological feasibility. Costs incurred for maintenance and customer support are charged to expense as incurred. The Company capitalized software development costs of $180,000 and $664,000 during the years ended December 31, 1995 and 1996, respectively. Amortization in the amount of $81,252 and $110,165 is included in cost of services for the years ended December 31, 1995 and 1996, respectively. Software development costs are amortized using the straight-line method.

 GOODWILL AND CUSTOMER CONTRACTS

 Customer contracts are amortized using the straight line method over ten years. Recoverability of all intangible assets, including goodwill arising from business acquisitions, is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value.

 REVENUE RECOGNITION

 Revenue is recognized on a capitated (fixed per employee per month), hourly or per case basis, in accordance with the specific terms of each contract. Typically, revenue is recognized during the contract period as services are provided. Licensing fees are primarily based on use by the customer and are recognized as revenue when they are earned. Deferred revenue represents amounts received on contracts in advance of services being performed.

 The majority of the contracts with clients permit cancellation upon 60 to 90 days' notice.

 INCOME TAXES

 The Company provides for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 INCOME (LOSS) PER COMMON SHARE

 Income (loss) per common share data are computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, using the treasury stock method.

 RECLASSIFICATIONS
 Certain reclassifications of 1995 amounts in previously issued financial statements have been made to permit comparison.

                                   CORE, INC.

 3.  CASH MANAGEMENT SYSTEM

 Daily, under the Company's cash management system, the bank notifies the Company of checks presented for payment against operating accounts. The Company utilizes available funds and, if necessary, transfers funds from other sources, such as short-term investments or available lines of credit, to cover the checks presented for payment.

 At December 31, 1994, the Company reflects a book cash overdraft as a result of the checks outstanding.

 4.  INVESTMENTS

 At December 31, 1995 and 1996, the Company had no securities that qualified as trading or held-to-maturity.
 The following is a summary of available-for-sale securities at December 31, 1995 and 1996:

                                                        GROSS       GROSS
                                          AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED
                                             COST        GAIN        LOSS     FAIR VALUE
                                        ------------------------------------------------

December 31, 1995:
U.S. Treasury Securities maturing
in 1 to 5 years                           $1,500,635     $30,975              $1,531,610
                                        ================================================
December 31, 1996:
U.S. Treasury Securities                  $2,001,299     $   479      $  208  $2,001,570
Mortgage-backed Securities                 5,401,714      36,579       4,332   5,433,961
Municipal Bonds                            1,000,535                     535   1,000,000
                                        ------------------------------------------------
Due after one year through five years     $8,403,548     $37,058      $5,075  $8,435,531
                                        ================================================


 For the years ended December 31, 1995 and 1996, the Company sold available-for-sale securities with a fair value on the date of sale of $8,392,306 and $16,725,858, respectively. The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses. Realized gains of $9,123 and $16,003 on these sales have been recognized in the financial statements for the years ended December 31, 1995 and 1996, respectively. The net unrealized gains on available-for-sale securities of $30,975 and $31,983 have been included as a separate component of stockholders' equity as of December 31, 1995 and 1996, respectively.

 5.  PROPERTY AND EQUIPMENT

 Property and equipment consist of the following at December 31:

                                     1995          1996
                               ---------------------------
Computer and office equipment    $ 3,353,569   $ 5,465,545
Software                           1,532,061     2,333,247
Furniture and fixtures               932,619     1,830,141
Leasehold improvements             1,109,122     1,864,375
                               ---------------------------
                                   6,927,371    11,493,308
Accumulated depreciation          (3,772,137)   (5,047,888)
                               ---------------------------
Property and equipment, net      $ 3,155,234   $ 6,445,420
                               ===========================

6.   ADVANCES UNDER LETTERS OF CREDIT

In May 1995, the Company entered into an arrangement with a bank whereby the bank would issue letters of credit amounting to $283,000 on behalf of the Company. Letters of credit outstanding at December 31, 1996 amount to $192,000 and are to be maintained as security for payments under a furniture lease agreement.

                              CORE, INC.

7.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                             1995         1996
                                        ------------------------
Capital lease obligations, payable to
 various leasing companies, bearing
 interest rates ranging from 9% to 15%,
 including interest                       $  163,128   $  83,773
Notes payable to former shareholders       1,043,615     100,000
Note payable for leasehold improvements                  314,789
Other - insurance financing                  155,994
                                          ----------------------

                                           1,362,737     498,562
Less current maturities                     (545,662)   (154,597)
                                          ----------------------
                                          $  817,075   $ 343,965
                                          ======================

The fair value of notes payable and capital lease obligations approximates the carrying value. Principal maturities of notes payable and capital lease obligations are as follows:

             1997                             $161,045
             1998                              147,984
             1999                               74,473
             2000                               76,030
             2001                               47,603
                                              --------
                                               507,135
             Less imputed interest              (8,573)
                                              --------
             Present value of obligations     $498,562
                                              ========

At December 31, 1995, the Company recorded the balance of the notes payable insurance financing of $155,994 as prepaid expenses; therefore, these amounts have been excluded from the operating and financing activities disclosed in the statement of cash flows for the year ended December 31, 1995.

8.   STOCK OPTION PLANS

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996 respectively: risk-free interest rates of 6.09% and 6.18%, volatility factors of the expected market price of the Company's common stock of 1.06% and
 .98% and a weighted average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                   CORE, INC.

8.  STOCK OPTION PLANS (CONTINUED)

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1995 and 1996 is as follows:

                                    1995          1996
                              ---------------------------

Pro forma net loss              $(1,534,000)  $(2,589,000)
                              ===========================
Pro forma net loss per share    $      (.32)  $      (.45)
                              ===========================

The Company has reserved 1,337,500 shares of common stock for issuance under stock option plans established in 1986 and 1991. The Company has also granted 622,760 non-plan stock options of which 68,000, 110,944 and 223,904 have been exercised as of December 31, 1994, 1995 and 1996, respectively. Other than the remaining 398,856 non-plan stock options outstanding at December 31, 1996, no shares have been reserved for non-plan stock options.

Plan and non-plan stock options activity and related information for the years ended December 31 is as follows:

                                                          DECEMBER 31,
                                              1994           1995            1996
                                        ----------------------------------------------

Outstanding at beginning of year               441,315        377,038        1,267,853
Granted                                         68,552      1,004,509          429,589
Canceled                                       (33,531)       (59,234)        (172,241)
Exercised                                      (99,298)       (54,460)        (129,508)
                                        ----------------------------------------------
Outstanding at end of year                     377,038      1,267,853        1,395,693
                                        ==============================================
Price range of outstanding options        $0.11-$15.24   $2.50-$12.08   $2.50 - $13.38
                                        ==============================================
Price range of options exercised          $0.11-$ 3.73   $0.11-$ 4.80   $2.50 - $ 9.38
                                        ==============================================
Exercisable at end of year                     307,938        594,925          811,132
                                        ==============================================
Available for grant at end of year             232,348          -----          175,338
                                        ==============================================

The weighted average exercise prices
 for 1995 and 1996 are as follows:

                                                                    DECEMBER 31,
                                                               1995             1996
                                                        --------------------------------

Granted                                                  $       4.50   $        11.10
Canceled                                                 $       8.00   $         7.90
Exercised                                                $       1.70   $         3.40
Outstanding at end of year                               $       4.50   $         6.25
Exercisable at end of year                               $       4.20   $         5.50


The weighted average fair value of options granted during the years ended December 31, 1995 and 1996 are $2.60 and $8.80, respectively. Stock options will expire on various dates through February 2004. The weighted average remaining contractual life of options outstanding at December 31, 1996 is 3.7 years.

                                   CORE, INC.

9.  INCOME TAXES

The approximate effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 is as follows:

                                              1995          1996
                                        ---------------------------
Deferred tax assets:
 Bad debt reserve                         $    69,000   $    87,000
 Expense accruals                             264,000       282,000
 Net operating loss carryforwards           2,860,000     2,305,000
 Valuation allowance                       (3,078,000)   (2,574,000)
                                        ---------------------------
                                              115,000       100,000
Deferred tax liabilities:
 Change in accounting method
    from cash to accrual                     (204,000)     (150,000)
  Depreciation                               (129,000)     (168,000)
                                        ---------------------------
                                             (333,000)     (318,000)
                                        ---------------------------
Net deferred tax liability                $  (218,000)  $  (218,000)
                                        ===========================

At December 31, 1996, the Company has available for federal and state income tax purposes net operating loss carryforwards of approximately $6 million which expire through 2010. The amount of NOL carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these NOL carryforwards may be subject to further limitation provided by the Internal Revenue Service Code of 1986 and similar state provisions.

During 1995, the Company changed from the cash receipts and disbursements method to the accrual method of accounting for federal income taxes for one of its subsidiaries. As such, the excess of accrual basis income over cash basis income earned in prior years of $600,000 is taxable over four years. (At December 31, 1996, the remaining excess is $405,000).

State excise taxes have been included in general and administrative expenses in the consolidated statements of operations.

The following is a summary of the items which cause the effective federal tax expense to differ from the statutory federal tax expense:

                                                YEAR ENDED DECEMBER 31,
                                              1994         1995        1996
                                        -------------------------------------
       Statutory federal tax (benefit)    $(1,598,000)  $ (27,000)  $  49,000
       State income taxes, net of            (296,000)     (3,000)    (16,000)
        federal benefit
       Effect of nondeductible                381,000     404,000
        reorganization costs
       Effect of goodwill write-off           780,000
       Other                                   23,000    (126,000)     86,000
       Effect (utilization) of net            710,000    (248,000)   (119,000)
        operating loss carry forward
                                          -----------------------------------
       Effective federal tax              $      ---    $    ---    $    ---
                                          ===================================


                                   CORE, INC.

10.  LEASES

The Company leases its facilities and certain office equipment under non-cancelable operating leases which expire at various dates through April 2002.

The terms of the lease agreements at the Boston, Massachusetts location, scheduled to expire in May 2000, and the Irvine, California location, scheduled to expire in September 2000 include base rent increases over the terms of the leases and options to renew for one five-year term at the then prevailing rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.

The Company received free rent concessions under terms of lease agreements at the Boston, Burlington, Massachusetts and Los Angeles, California locations. Total lease payments under these agreements are amortized on a straight-line basis over the terms of the related leases. The excess of the expense incurred over the cash paid is included as deferred rent in the accompanying balance sheets.

At December 31, 1996, future minimum annual rental commitments under all of the lease agreements described above are as follows:

                    1997          $1,893,671
                    1998           1,707,245
                    1999           1,527,165
                    2000           1,140,647
                    2001             312,355
                    Thereafter        57,254
                                ------------
                                  $6,638,337
                                ============

Total rent expense amounted to $1,039,283, $1,199,153 and $1,432,851 for the years ended December 31, 1994, 1995 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Certain of the Company's service agreement contracts have provisions which allow clients to audit the Company's performance under the contracts.

The funding for CORE's WorkAbility software was provided by Chrysler Corporation in exchange for a perpetual license to use such software and repayment of 140% of the development costs (approximately $2.8 million). The agreement states that repayment of such development costs is contingent upon CORE's collection of certain licensing fees. During 1994 and 1995, licensing fees of $156,000 and $37,000, respectively, were collected. No such licensing fees were collected in 1996. Royalties of $7,720 are accrued and payable to Chrysler at December 31, 1996. No payments of royalties were made during 1994, 1995 or 1996.

The Company has several 401(k) profit sharing plans covering all employees meeting certain service requirements. The Plans provide for discretionary contributions by the Company. Matching contributions for the years ended December 31, 1994, 1995 and 1996 were $23,229, $54,017 and $131,948, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

                                   CORE, INC.

12.  RELATED PARTIES

The notes receivable from officers are due in February and April, 1997 and accrue interest at current market rates.

13.  SIGNIFICANT CUSTOMERS

The Company has a contract with a major customer which accounted for approximately 13% of total revenues for the year ended December 31, 1996. The Company also has a contract with a significant customer which represented 12% of 1994 revenues. No other client represented 10% or more of revenue during the years 1994, 1995 and 1996.

14.  FOURTH QUARTER ADJUSTMENTS  (UNAUDITED)

During the fourth quarter of 1994, the Company recognized the following unusual or infrequently occurring items:

                                            1994
                                          --------
         Reorganization costs             $335,423
         Realized loss on permanent
          decline in fair market value
          of investments                   157,774
         Severance accrual                  57,130
         Increase in allowance for
          doubtful accounts                 50,000
                                          --------
                                          $600,327
                                          ========

There were no unusual or infrequently occurring items during the fourth quarter of 1995 or 1996.

                                   CORE, INC.


                       VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at       Charge to
                                        Beginning of      Costs and     Deductions-      Balance at
            Description                   Period          Expenses      Describe        End of Period
----------------------------------------------------------------------------------------------------------------------------
 1996
 Allowance for doubtful accounts            $170,337         $52,026(a)       $   438(b)       $221,925
 1995
 Allowance for doubtful accounts            $181,629         $14,375          $25,667(b)       $170,337
 1994
 Allowance for doubtful accounts            $174,798         $83,050          $76,219(b)       $181,629




(a) The allowance for doubtful accounts was increased by a reserve against receivables which related to revenues recorded during the current year and thus, charged directly against revenues during the current year.

(b) The allowance for doubtful accounts was reduced by the actual write-off of receivables which had been reserved for in previous years and deemed uncollectible.