Form 10-K/A
period 1996-12-31
CORE INC
filed 1997-04-29
CIK 880238

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT

               FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number    0-19600
                                                 -------


                                  CORE, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

                                AMENDMENT NO 1.

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

          Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions, respectively. The information required by these Items is filed herewith by amendment pursuant to Rule 12b-15.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORE, INC.

Date:  April 25, 1997                By:   /s/ George Carpenter IV
                                           -----------------------
                                           George C. Carpenter IV
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  April 25, 1997                By:   /s/ William E. Nixon
                                           -----------------------
                                           William E. Nixon
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Clerk (Principal Financial Officer)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table sets forth certain information with respect to the directors and executive officers of the Company.

                     NAME                       AGE                     POSITION
                    -----                       ---                     --------
            George C. Carpenter IV              38         Chairman of the Board of Directors
                                                             and Chief Executive Officer
            Craig C. Horton                     42         President and Chief Operating Officer
            William E. Nixon                    36         Executive Vice President, Chief Financial Officer,
                                                             Treasurer and Clerk
            Fredric L. Sattler                  52         Executive Vice President
            Ophelia Galindo                     39         Corporate Vice President, Product Management
                                                             and Technical Development
            Leslie Alexandre, Dr.P.H.           39         Director
            (1)
            Stephen C. Caulfield (1)            56         Director
            Richard H. Egdahl, M.D., Ph.D. (2)  70         Director
            John Pappajohn (1)(2)               68         Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

     The Company's Board of Directors is divided into three classes, each of whose members serve for staggered three-year terms. The term of the Class I Directors (presently Dr. Alexandre and Mr. Caulfield) expires in 1998; the term of the Class II Directors (presently Dr. Egdahl and Mr. Pappajohn) expires in 1999; and the term of the Class III Directors (presently Mr. Carpenter and Mr. Horton) expires in 1997. At each annual meeting of stockholders, directors are elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

     George C. Carpenter IV was appointed a Class III Director and was elected the Chairman of the Board of Directors and Chief Executive Officer of the Company by the Board effective with the Company's March 24, 1995 merger involving Core Management, Inc. (the "CMI/PRA Merger"). Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI") and now a wholly-owned subsidiary of the Company, since its formation in 1990. In addition, Mr. Carpenter served as the Chairman, Chief Executive Officer, Secretary and a Director of Core Management, Inc., a California corporation and wholly-owned subsidiary of CMI ("CMI-California"), from its formation in 1990. As a result of the reorganization of CMI-California and Integrated Behavioral Health, a California corporation and wholly-owned subsidiary of CMI ("IBH") in March 1993, Mr. Carpenter was appointed as a director of IBH. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

     Craig C. Horton was appointed a Class III Director in March 1995 effective with the CMI/PRA Merger, and was elected the President and Chief Operating Officer of the Company by the Board on March 30, 1995. Mr. Horton served as the President and a Director of CMI and CMI-California from their respective formations in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. In December 1994, Mr. Horton was named as a Director and Chief Executive Officer of IBH. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

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

     Ophelia Galindo was elected the Corporate Vice President, Product Management and Technical Development of the Company by the Board on March 30, 1995. Formerly, Ms. Galindo was employed by The Health Data Institute, a subsidiary of Baxter International. Inc., beginning in April 1986 as a consultant; in June 1994, Ms. Galindo was promoted by CMI to be its Vice President, Disability Analysis.

     Leslie Alexandre, Dr.P.H. was appointed a Class I Director in March 1995, effective with the CMI/PRA Merger, and was elected a Class I Director by the Company's stockholders in July 1995. Formerly, Dr. Alexandre served as a director of CMI from 1993 to 1995. Since February 1995, Dr. Alexandre has been the Vice President, Corporate Affairs for OncorMed, Inc., a provider of genetic testing and information services for the early detection and management of cancer. From 1992 to 1995, Dr. Alexandre was employed as Government Affairs Representative, Health Policy for EDS, Inc., an information technology company. Prior to joining EDS in 1992, Dr. Alexandre was Senior Health Legislative Assistant for United States Senator David Durenberger. From January 1990 until the death of U.S. Senator John Heinz in April 1991, she served as Professional Staff on the Senate Special Committee on Aging. Prior to 1990, Dr. Alexandre was an independent health care consultant.

     Stephen C. Caulfield was appointed a Class I Director by the Board effective December 1994, and was elected a Class I Director by the Company's stockholders in July 1995. Effective February 1, 1997, Mr. Caulfield is the Chairman of The Chickering Group, a student health insurance company. Prior to this position, Mr. Caulfield was a Managing Director of William M. Mercer, Incorporated, a management consulting firm, where he had specialized in health care issues since 1987. Mr. Caulfield has more than 30 years of experience in the health care field, having previously been employed as a faculty member and Assistant Dean of the Albert Einstein College of Medicine in New York, as the Director of Health Affairs and Regional Operations for the United Mine Workers Multi-Employer Trust, and as the President and Chief Executive Officer of Government Research Corporation, a consulting firm previously located in Washington, D.C. (subsequently acquired by Hill and Knowlton).

     Richard H. Egdahl, M.D., Ph.D. has been a director since 1985, and was re-elected a Class II Director by the Company's stockholders in 1996. Dr. Egdahl is the Alexandre Graham Bell Professor of Health Care Entrepreneurship at Boston University. He was director of the Boston University Medical Center and academic vice president for health affairs at Boston University from 1973 to July 1996. A surgeon by training, Dr. Egdahl is professor of surgery at Boston University School of Medicine (chairman 1964-73), in addition to professor of public health in the Boston University School of Public Health and professor of management in the Boston University School of Management. He is a University Professor at Boston University and established the Boston University Health Policy Institute in 1975 and is its director. Dr. Egdahl is a Trustee of the Pioneer Group of Mutual Funds, a director of HPR, Inc. (a developer of health care software and database products), a Trustee of Boston Medical Center and a member of the Institute of Medicine of the National Academy of Sciences.

     John Pappajohn was appointed a Class II Director in March 1995 effective with the CMI/PRA Merger and was re-elected a Class II Director by the Company's stockholders in 1996. Formerly, Mr. Pappajohn was a director of CMI from its formation in 1990 to 1995; Mr. Pappajohn served on the Board of Directors of Integrated Behavioral Health, a California corporation ("IBH"), from 1991 to the time of its acquisition by CMI in 1993. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm in Des Moines, Iowa. Mr. Pappajohn serves as a Director of the following public companies: Care Group, Inc., Drug Screening Systems, Inc., Fuisz Technologies Ltd., GalaGen, Inc., HealthDesk Corporation, OncorMed, Inc., PACE Health Management Systems, Inc. and Patient InfoSystems, Inc.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation paid or accrued by the Company and its subsidiaries to each of its officers who was either the chief executive officer, or an executive officer whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year (the "Named Executive Officers") for the fiscal years ended December 31, 1996, 1995 and 1994. Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, for services rendered during the fiscal years indicated.


                                                                                            Long Term
                                                                                       Compensation Awards
                                                    Annual Compensation
                                    ----------------------------------------------------------------------
                                                                                            Securities
                                                                      Other Annual          Underlying          All Other
Name and Principal Position            Year    Salary($)  Bonus($)   Compensation($)       Options (#)       Compensation($)
                                      -------
---------------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV                1996      166,645    10,000                                50,000
   Chairman of the Board Directors    1995(1)   146,249                                          95,000
   and Chief Executive Officer        1994(1)   112,028                   9,433(2)                                 1,541


Craig C. Horton                       1996      158,196    10,000                                50,000
   Director, President and Chief      1995(1)   136,342                                          95,000
   Operating Officer                  1994(1)   108,821                   7,718(2)                                   156

William E. Nixon                      1996      143,233                  71,796(3)               24,000
   Executive Vice President,          1995      127,000                                          56,750
   Chief Financial Officer,           1994       82,271     6,000
   and Treasurer

Fredric L. Sattler (4)                1996      146,100                                                           45,000 (5)
    Executive Vice President          1995                                                       75,000

Ophelia Galindo                       1996      110,932                                          12,000
   Corporate Vice President           1995       88,635                                          12,000
                                      1994       61,241



(1) Prior to the March 1995 merger involving the Company and Core Management, Inc. (the CMI/PRA Merger"), Mr. Carpenter and Mr. Horton were officers and employees of Core Management, Inc. The compensation amounts for Mr. Carpenter and Mr. Horton in this table for periods prior to the CMI/PRA Merger were paid by Core Management, Inc.
(2) Represents interest paid to the named executive officer with respect to certain loans made by the named executive officer to CMI or its subsidiaries.
(3) Represents relocation expenses incurred as well as additional amounts paid to Mr. Nixon to reimburse him for income taxes payable by him with respect to such relocation costs.
(4) Mr. Sattler joined the Company in January 1996 pursuant to employment arrangements agreed to in December 1995.
(5) Represents a one-time bonus agreed to by the Company in December 1995 in conjunction with the hiring of Mr. Sattler.

     The following two stock option tables summarize option grants and exercises during 1996 for the Named Executive Officers, and the values of options granted during 1996 and held by such persons at December 31, 1996.

OPTION GRANTS IN 1996


                                              Individual Grants
                          -----------------------------------------------------------
                                                                                                     Potential
                                                                                                  Realizable Value
                                Number of           % of Total                                   at Assumed Annual
                          Securities Underlying       Options                                     Rates of Stock
                                 Options            Granted to      Exercise                    Price Appreciation
                                                   Employees in       Price     Expiration      For Option Term (2)
                                                                                               ---------------------
Name                           Granted (#)         Fiscal Year (1)  ($/sh)         Date        5% ($)    10% ($)
----------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV                   50,000             14.3%    $12.25(3)   3/29/2001     169,221    373,936
Craig C. Horton                          50,000             14.3%    $12.25(3)   3/29/2001     169,221    373,936
William E. Nixon                         24,000              6.8%    $12.25(3)   3/29/2001      81,226    179,489
Ophelia Galindo                          12,000              3.4%    $12.25(3)   3/29/2001      40,613     89,745


----------
(1) The Company granted a total of 349,589 options to its employees and consultants in 1996.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of the Company's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock to date.
(3) On March 28, 1997, all outstanding stock options with exercise prices in excess of $6.25 per share (the fair market value of the Company's common stock as quoted on the Nasdaq National Market on the date of repricing) were repriced to $6.25.



AGGREGATED OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

     The following table presents information regarding options exercised in 1996 and the value of options outstanding at December 31, 1996 for each of the Named Executive Officers:

                                                                             Number of
                                                                       Securities Underlying        Value of Unexercised
                                                                        Unexercised Options         In-the-Money Options
                                                                          at Year End (#)            at Year-End ($)(1)
                             Shares Acquired                                Exercisable                 Exercisable/
Name                         on Exercise (#)   Value Realized ($)          Unexercisable                Unexercisable
-------------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV                     0          N/A                  48,000/97,000             $213,750/$320,625
Craig C. Horton                            0          N/A                  48,000/97,000             $213,750/$320,625
William E. Nixon                          500        3,125                 40,300/40,450             $200,473/$119,993
Fredric L. Sattler                         0          N/A                  30,000/45,000                   $0/$0
Ophelia Galindo                            0          N/A                   7,200/16,800             $  27,000/$40,500


(1) Based upon the closing price of $8.75 per share for the Company's Common Stock as quoted by the Nasdaq National Market on December 31, 1996.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     The Company's 1991 Stock Option Plan provides that non-employee directors of the Company receive grants of stock options pursuant to a formula for their services as directors. Effective March 1995, pursuant to such formula, each non-employee director was granted 19,500 options to purchase Common Stock. The options vest quarterly, over three years (1,625 shares per quarter), subject to continued service as a director. The formula was revised in November 1995 and the number of options vesting quarterly over three years was increased from 1,625 per quarter to 3,000 per quarter.

     Mr. Pappajohn and Mr. Caulfield also received options from the Company for other services rendered in 1996. See Item 13, "Certain Relationships and Related Transactions."

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company entered into an employment agreement with William E. Nixon, the Company's Executive Vice President and Chief Financial Officer, effective as of November 19, 1993, which has an initial one year term and is automatically renewed on an annual basis unless written notice of non-renewal is delivered prior to the scheduled date. Pursuant to the agreement, Mr. Nixon is entitled to receive compensation and fringe benefits for a period of six months if his employment is terminated without cause by the Company, and for a period of nine months if his employment is terminated by the Company within one year of any change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Leslie Alexandre, Stephen C. Caulfield and John Pappajohn were members of the Board of Directors' Compensation Committee in fiscal 1996. In March 1996, Mr. Caulfield and Mr. Pappajohn were granted options by the Company for consulting services. See Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

     The following table sets forth information as of March 31, 1997, regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company identified in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of the persons listed below is in care of CORE, INC., 18881 Von Karman Avenue, Irvine, California 92612.

                                             Number of Shares      Percent
Name                                      Beneficially Owned (1)    Owned
--------------------------------------------------------------------------
Fiduciary Trust Co. International
Two World Trade Center
New York, New York 10048                         783,600 (2)     10.9%

Warburg, Pincus Counsellors, Inc.
466 Lexington Avenue
New York, New York  10017                        754,200 (3)     10.4%

Mellon Bank Corporation
One Mellon Bank Center
Pittsburgh, Pennsylvania 15258                   724,000 (4)     10.0%

John Pappajohn                                   471,969 (5)      6.4%
Craig C. Horton                                  437,264 (6)      5.9%
George C. Carpenter                              410,595 (7)      5.6%
Richard H. Egdahl, M.D.                          149,426 (8)      2.1%
Stephen C. Caulfield                             102,276 (9)      1.4%
William E. Nixon                                 81,441 (10)      1.1%
Fredric L. Sattler                               77,000 (11)      1.1%
Leslie Alexandre                                 38,575 (12)      *
Ophelia Galindo                                  26,890 (13)      *

All directors and executive officers as       1,795,436 (14)     22.3%
 a group (9 individuals)
---------

* Less than one percent.
(1)  Except as otherwise indicated, represents sole voting and investment power.
(2) Based on Schedule 13G, dated January 28, 1997. Includes 125,000 shares with shared voting power and 10,000 shares with shared disposition power.
(3) Based on Schedule 13G, dated January 9, 1997. Includes 31,400 shares with shared voting power.
(4) Based on Schedule 13G, dated March 10, 1997. Includes 700,000 shares with shared disposition power.
(5) Includes 70,200 shares owned by Mr. Pappajohn's wife, 40,200 shares owned by an entity owned by Mr. Pappajohn's wife (Mr. Pappajohn disclaims beneficial ownership of such 110,400 shares); also includes 26,800 shares issuable to Mr. Pappajohn pursuant to a warrant and 178,575 shares issuable to Mr. Pappajohn pursuant to options (9,000 of which remain subject to future vesting).
(6) Includes 1,000 shares held by Mr. Horton as custodian for Mr. Horton's son and 145,000 shares issuable to Mr. Horton pursuant to options (87,000 of which remain subject to future vesting).
(7) Includes 265,595 shares held jointly by Mr. Carpenter and his wife and 145,000 shares issuable to Mr. Carpenter pursuant to options (87,000 of which remain subject to future vesting).
(8) Includes 42,275 shares issuable to Dr. Egdahl pursuant to options (9,000 of which remain subject to future vesting).
(9) Includes 15,000 shares owned by Mr. Caulfield's wife and 61,875 shares issuable to Mr. Caulfield pursuant to options (9,000 of which remain subject to future vesting).
(10) Includes 500 shares held jointly by Mr. Nixon and his wife and 80,750 shares issuable to Mr. Nixon pursuant to options (35,450 of which remain subject to future vesting).
(11) Includes 75,000 shares issuable to Mr. Sattler pursuant to options (45,000 of which remain subject to future vesting).
(12) Includes 38,575 shares issuable to Dr. Alexandre pursuant to options (9,000 of which remain subject to future vesting).
(13) Includes 24,000 shares issuable to Ms. Galindo pursuant to options (14,400 of which remain subject to future vesting).
(14) Includes 817,850 shares issuable pursuant to a warrant and options (304,850 of which remain subject to future vesting).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Pursuant to a consulting arrangement between Mr. Pappajohn and the Company, the Board of Directors granted Mr. Pappajohn an option to purchase 100,000 shares of the Company's common stock in April 1995. This option was vested 50% at the date of grant, and became fully vested in April 1996, based upon Mr. Pappajohn's provision of consulting services to the Company during such one-year period. The option has a five year term and an exercise prices of $3.13 per share (the fair market value of the Company's common stock as quoted on the Nasdaq National Market on the date of grant).

     In March 1996, Stephen Caulfield and John Pappajohn, directors of the Company, were each granted an option to purchase 40,000 shares of the Company's common stock for consulting services. The options have a five year term and an exercise price of $12.25 per share (the fair market value of the Company's common stock as quoted on the Nasdaq National Market on the date of grant). These options were repriced on March 28, 1997 to $6.25 (the fair market value of the Company's common stock as quoted on the Nasdaq National Market on the date of repricing).

     In June 1996, at the request of the Company, Mr. Nixon, Executive Vice President, Chief Financial Officer and Treasurer, relocated his principal residence to California. In connection with this requested relocation, the Company loaned Mr. Nixon $74,000 for the purpose of enabling him to relocate and purchase a home. The loan bears interest at the lowest rate required to avoid the imputation of interest.