Form 10-Q
period 1997-03-31
CORE INC
filed 1997-05-15
CIK 880238

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                       COMMISSION FILE NUMBER    0-19600



                                  CORE, INC.
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------


           MASSACHUSETTS                              04-2828817
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA   92612
              (Address of principal executive offices)        (zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 442-2100

    Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                            -----      ----
 On May 12, 1997, there were 7,220,178 shares of the Registrant's Common Stock outstanding.

                                  CORE, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                           Page
                                                                            ----
Item 1.     Financial Statements
            Consolidated Condensed Balance Sheets                              3
            Consolidated Condensed Statements of Income                        5
            Consolidated Condensed Statements of Cash Flows                    6
            Notes to Consolidated Condensed Financial Statements               7
Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    8

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings                                                N/A
Item 2.     Change in Securities                                             N/A
Item 3.     Defaults Upon Senior Securities                                  N/A
Item 4.     Submission of Matters to a Vote of Security                      N/A
            Holders
Item 5.     Other Information                                                N/A
Item 6.     Exhibits and Reports on Form 8-K                                  11
Signatures                                                                    12



                                  CORE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      DECEMBER 31,      MARCH 31,
                                                            1996          1997
                                                          (NOTE 1)    (UNAUDITED)
                                                      ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 4,281,994   $ 4,624,313
   Cash pledged as collateral                               192,000       192,000
   Investments available-for-sale                         8,435,531     6,581,646
   Accounts receivable, net of allowance for doubtful
      accounts of $221,925 in 1996 and                    4,545,738     5,941,311
      $175,574 at March 31,1997
   Notes receivable from officers                           106,926       104,165
   Prepaid expenses and other current assets                891,932       907,972

                                                      ---------------------------
Total current assets                                     18,454,121    18,351,407

Property and equipment, net                               6,445,420     6,604,262
Deposits and other assets                                   699,901       695,947
Goodwill, net of accumulated amortization of  $87,400
    in 1996 and $102,500  at March 31,1997                2,035,604     2,020,504
Intangibles, net                                            208,693       191,132
                                                      ---------------------------

Total assets                                            $27,843,739   $27,863,252
                                                      ===========================

See accompanying notes.

                                  CORE, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                                    DECEMBER 31,        MARCH 31,
                                                                          1996           1997
                                                                        (NOTE 1)      (UNAUDITED)
                                                                    -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $    743,143   $    755,881
    Accrued expenses                                                     1,200,323      1,347,689
    Accrued payroll                                                        465,520         68,145
    Accrued restructuring costs                                             41,636         41,636
    Deferred income taxes                                                   68,316         68,316
    Note payable                                                            58,099         60,700
    Current portion of obligations to former shareholders                   50,000         50,000
    Current portion of capital lease obligations                            46,498         44,146
                                                                    -----------------------------
Total current liabilities                                                2,673,535      2,436,513


Long-term obligations to former shareholders,
    net of current portion                                                  50,000
Note payable                                                               256,690        239,451
Capital lease obligations, net of current portion                           37,275         29,578
Deferred rent, net of current portion                                      220,539        207,756
Deferred income taxes                                                      149,500        149,500


Stockholders' equity
Preferred stock, no par value, authorized 500,000 shares;
    no shares outstanding
Common stock, $0.10 par value per share; authorized
    30,000,000 shares; issued and outstanding 7,172,711                    717,271        722,018
    at December 31, 1996 and 7,220,178 at March 31, 1997,
    respectively
Additional paid-in capital                                              34,465,146     34,660,124
Deferred compensation                                                      (38,640)       (38,640)
Cumulative unrealized gain on investments                                   31,983         36,443
    available-for-sale
Accumulated deficit                                                    (10,719,560)   (10,579,491)
                                                                    -----------------------------
Total stockholders' equity                                              24,456,200     24,800,454
                                                                    -----------------------------
Total liabilities and stockholders' equity                            $ 27,843,739   $ 27,863,252
                                                                    =============================

See accompanying notes.

                                  CORE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                            1996         1997
                                                                      --------------------------

Revenues                                                                 $6,583,562   $8,127,048
Cost of services                                                          3,938,910    5,243,622
                                                                      --------------------------
Gross profit                                                              2,644,652    2,883,426

Operating expenses:
     General and administrative                                           1,403,074    1,882,162
     Sales and marketing                                                    470,234      595,728
     Depreciation and amortization                                          277,911      437,398
                                                                      --------------------------
          Total operating expenses                                        2,151,219    2,915,288
                                                                      --------------------------

Income (loss) from operations                                               493,433      (31,862)

Other income (expense):
     Interest income                                                         45,366      177,439
     Interest expense                                                       (18,451)      (5,508)
     Realized gain on sale of investments available-for-sale                 14,617
                                                                      --------------------------
                                                                             41,532      171,931
                                                                      --------------------------
Net income                                                               $  534,965   $  140,069
                                                                      ==========================
Net income per common share                                                   $0.10        $0.02
                                                                      ==========================
Weighted average number of common shares
     and equivalents outstanding                                          5,532,000    7,814,000
                                                                      ==========================


See accompanying notes.

                                 CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                       1996          1997
                                                                                  ---------------------------
OPERATING ACTIVITIES:
Net income                                                                         $   534,965   $   140,069
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation                                                                    240,165       404,737
       Amortization                                                                     59,841       156,111
       Realized gain on sale of investments available-for-sale                         (14,617)
       Decrease in obligations to former shareholders                                 (134,000)
       Changes in operating assets and liabilities:
           Increase in accounts receivable                                          (1,313,684)   (1,395,573)
           (Increase) decrease in prepaid expenses and other current assets              4,178       (88,940)
          Increase (decrease) in accounts payable and accrued expenses                 482,057      (250,054)
                                                                                  ---------------------------
Net cash used in operating activities                                                 (141,095)   (1,033,650)

INVESTING ACTIVITIES:
     Additions to property and equipment                                              (634,875)     (614,129)
     Additions to goodwill                                                              (6,495)
     Decrease in cash pledged as collateral                                             60,500
     (Increase) decrease in notes receivable from officers                                (662)        2,761
     Advance to affiliates                                                          (1,041,450)
     (Increase) decrease in deposits and other assets                                 (120,077)        3,954
     Payments on non-compete obligations to former shareholders                                      (50,000)
     Purchases of investments available-for-sale                                                  (4,835,649)
     Sales of investments available-for-sale                                         1,085,021     6,693,994
                                                                                  ---------------------------
Net cash provided by (used in) investing activities                                   (658,038)    1,200,931


FINANCING ACTIVITIES:
     Payments on notes payable                                                         (63,999)      (14,638)
     Payments on capital lease obligations                                             (20,345)      (10,049)
     Payments on obligations to former shareholders                                   (158,307)
     Issuance of common stock upon exercise of stock options and warrants               54,309       199,725
                                                                                  ---------------------------
Net cash provided by (used in) financing activities                                   (188,342)      175,038
                                                                                  ---------------------------

Net increase (decrease) in cash and cash equivalents                                  (987,475)      342,319
Cash and cash equivalents at beginning of period                                     1,005,807     4,281,994
                                                                                  ---------------------------
Cash and cash equivalents at end of period                                         $    18,332   $ 4,624,313
                                                                                  ===========================
Supplemental disclosure of cash flow information:
Interest paid                                                                      $    45,603   $     8,000
                                                                                  ===========================

See accompanying notes.

                                  CORE, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements of CORE, INC. (the "Company") at that date.

In the opinion of management, all adjustments, (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 contained in the Company's annual report filed on Form 10-K (File #0-19600) with the Securities and Exchange Commission on March 28, 1997.


Note 2 - Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
      OF OPERATIONS.
      -------------

OVERVIEW

     CORE, INC. ("CORE" or "the Company") is a national provider of managed disability and health care benefits management services. The Company was incorporated in 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly-held entity in December 1991 with the completion of an initial public offering. In March 1995, PRA completed the CMI/PRA Merger with Core Management, Inc. ("CMI") CMI provides managed disability services, including benefits analysis and consulting services and health care benefits utilization review and case management services. CMI's utilization review and case management services with respect to mental health and substance abuse cases were acquired in an acquisition in March 1993. The CMI/PRA Merger has been accounted for as pooling of interests, and consequently the financial statements of the Company have been retroactively restated to include the financial position and results of operations of CMI for all periods presented. In July 1995, the Company changed its name to CORE, INC. and in October 1995, the Company acquired Cost Review Services, Inc. ("CRS"), a provider of bill audit and case management services in the workers' compensation market.

     The Company provides managed disability services (which consist of the Company's WorkAbility(R) program as well as its bill audit and analytic consulting services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers, and the Company is typically compensated for these services either on a per review (i.e., per case), hourly or per enrollee basis. In a limited number of cases, the Company's compensation varies with cost savings realized by the client as a result of the Company's services. Also included in managed disability services revenue is a limited amount (2% for the three months ended March 31, 1997) of licensing revenue attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors the Company believes could cause such results to differ include the company's reliance on its WorkAbility program, the Company's dependence on key clients, risks associated with the Company's growth strategy, increases or changes in government regulation and competition. The foregoing list of factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future.

CURRENT DEVELOPMENTS

     On April 14, 1997, CORE announced that the Company formed a strategic alliance with Reed Group, Ltd., to develop a new generation of products designed to better help employers manage their disability and workers' compensation costs. Reed Group, based in Denver, is a disability management services firm with four key areas of business: developing and publishing disability duration guidelines, developing and marketing case management software; delivering medically-related work absence management to companies nationwide; and providing disability management training. Reed Group's guidelines, The Medical Disability Advisor, Workplace Guidelines for Disability Durations, which are marketed in text, software, and license forms, are currently used by more than 7,000 companies.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                       1996            1997
                                    ----------------------------

Revenue                                 100.0 %       100.0%
Cost of services                        59.8            64.5
Gross profit                            40.2            35.5
General and administrative expense      21.3            23.2
Sales and marketing expense              7.1             7.3

     The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                                                       THREE MONTHS ENDED MARCH 31,
                                                          1996              1997
                                                   -----------------------------------
                                                     AMOUNT  PERCENT   AMOUNT  PERCENT
                                                   -----------------------------------
                                                               (Dollars in thousands)
       Managed disability (including
          WorkAbility(R), analytic and               $2,350     35.7%  $3,965     48.8%
           bill audit)
       Specialty physician and behavioral
          health review                               2,325     35.3    2,455     30.2
       Utilization review and case management         1,909     29.0    1,707     21.0
                                                   -----------------------------------
                                                     $6,584    100.0%  $8,127    100.0%
                                                   ===================================

Three Months Ended March 31, 1997 and 1996


      Revenues. Revenues for the three months ended March 31, 1997 increased by $1,543,000 (23%) from $6,584,000 in 1996 to $8,127,000 in 1997. Approximately
$1,615,000 of the Company's net increase in revenues came from growth in managed disability services. An increase in the volume of referrals also resulted in specialty physician review services, growing 6% over the same period last year. These increases in revenue were offset by a 63% decrease in bill audit revenues and an 11% decrease in utilization review and case management services as a result of a decline in enrollment in our clients' indemnity plan
based group health business.   The Company expects this trend to continue.

      For the first quarter of 1997, the Company's top five clients represented 45% of revenues compared to 31% for the first quarter of 1996. Bell Atlantic accounted for approximately 25% of revenues for the first quarter of 1997. No other single client represented more than 10% of total revenues for the first quarter of 1997 or 1996.

      Cost of services. Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services for the three months ended March 31, 1997 increased $1,305,000 (33%) from $3,939,000 in 1996 to $5,244,000 in 1997. The increase is primarily the result of additional payroll and physician consultant costs associated with increased staffing levels required to service new and growing WorkAbility clients. CORE's gross profit performance for the three months ended March 31, 1997 has declined to 35.5% in 1997 from 40.2% in 1996. The Company's gross profit performance was impacted primarily by lower margins in its managed disability services. Gross margins in this service line went from 50% for the first quarter of 1996 to 36% for the first quarter of 1997. This is due primarily to increased costs to service WorkAbility clients and significantly lower revenues in bill audit services.

      General and administrative expenses. General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses for the three months ended March 31, 1997 increased $479,000 (34%) from $1,403,000 in 1996 to $1,882,000 in 1997. Expenses increased due primarily to higher costs associated with additional staffing in the information services areas to support the growth of the Company. Additionally, rent and other general and administrative expenses have increased due to the opening of the Silver Spring, Maryland operating center in July, 1996.

      Sales and marketing expenses. Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses for the three months ended March 31, 1997 increased $125,000 (27%) from $470,000 in 1996 to $596,000 in
1997. The increase is primarily due to increased travel expenses in the account management department and increased staffing to support the marketing department. The Company's sales and marketing strategy has historically focused the efforts of an industry known senior management team and a smaller sales and
marketing staff on fewer but significantly larger sales prospects.   The Company
has maintained this approach, however the Company has also has added staffing to increase its distribution sales effort which is aimed at intermediaries, e.g., insurance companies and TPAs, who provide sales leverage and access to companies with 1,000-5,000 employees, thereby, broadening the Company's target market.

      Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 1997 increased $159,000 (57%) from $278,000 in 1996 to $437,000 in 1997. The increase is largely attributable to increased depreciation expense on assets purchased for the new operating center in Silver Spring, Maryland to service the Bell Atlantic Corporation contract.

      Other Income. Other income consists primarily of interest income, which represents amounts earned by the Company on investments held, as reduced by interest expense, which primarily relates to borrowings under lines of credit. During the three months ended March 31, 1997, other income increased $130,000 (314%) from $42,000 in 1996 to $172,000 in 1997 due to an increase in funds available for investment following the public offering in August 1996 and the Company significantly reducing its use of its lines of credit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997, the Company's cash and cash equivalents increased by $342,000. For this period, operating activities used $1,034,000 primarily due to increases in accounts receivable of $1,396,000. The increase in receivables is primarily related to one client and was collected during April 1997. The Company's investing activities provided $1,201,000 of cash, primarily due to net sales of investments available-for-sale of $1,858,000, offset by $614,000 used to fund equipment and furniture purchases and leasehold improvements. The Company's financing activities provided $175,000 for this period due primarily to proceeds from the exercise of common stock options.

     The Company leases its facilities and certain office equipment. Lease commitments, which relate substantially to space rental, for the years ended December 31, 1997 and December 31, 1998 are approximately $1.4 million and $1.7 million, respectively. All obligations held by the Company under lease commitments expire on various dates through April 2002 and total $6.2 million as of March 31, 1997.

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

     The Company plans to finance its operations and working capital requirements with the proceeds of the August 1996 offering, earnings from operations, investments on hand and other sources of available funds. The Company presently believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1997.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

(a)      Exhibits.  The following exhibits are included:

Exhibit
Number   Description
------   -----------

11* Statement re: Computation of Earnings Per Share for the three months ended March 31, 1997 and 1996.

27*      Financial Data Schedule
------------------------------------
* Filed herewith


(b)      Reports on Form 8-K.
         -------------------

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORE, INC.



Dated:  May 14, 1997              By: /s/ William E. Nixon
                                     -------------------------
                                     William E. Nixon
                                     Chief Financial Officer, Executive
                                     Vice President and Treasurer
                                     (Duly authorized officer and Principal
                                     Financial)