Form 10-Q
period 1997-06-30
CORE INC
filed 1997-08-13
CIK 880238

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                       COMMISSION FILE NUMBER    0-19600



                                   CORE, INC.
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                       04-2828817
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA 92612
              (Address of principal executive offices) (zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 442-2100

   Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

  On August 11, 1997, there were 7,265,389  shares of the Registrant's Common
                               Stock outstanding.

                                   CORE, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets                              3

         Consolidated Condensed Statements of Income                        5

         Consolidated Condensed Statements of Cash Flows                    6

         Notes to Consolidated Condensed Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition        8
         and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                N/A

Item 2.  Change in Securities                                             N/A

Item 3.  Defaults Upon Senior Securities                                  N/A

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                N/A

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

                                   CORE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                          DECEMBER 31,    JUNE 30,
                                              1996          1997
                                            (NOTE 1)    (UNAUDITED)
                                        ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents              $ 4,281,994   $ 3,353,844
   Cash pledged as collateral                 192,000       192,000
   Investments available-for-sale           8,435,531     4,289,193
   Accounts receivable, net of
    allowance for doubtful
    accounts of $221,925 in 1996 and
    $166,656 at June 30,1997                4,545,738     5,045,638
   Notes receivable from officers             106,926       104,907
   Prepaid expenses and other current
    assets                                    891,932       569,832
                                        ---------------------------
Total current assets                       18,454,121    13,555,414

Property and equipment, net                 6,445,420     6,692,024
Deposits and other assets                     699,901       674,130
Goodwill, net of accumulated
 amortization of  $87,400
 at December 31, 1996 and $133,200
 at June 30, 1997                           2,035,604     8,425,017
Other intangibles, net                        208,693       666,595
                                        ---------------------------

Total assets                              $27,843,739   $30,013,180
                                        ===========================


See accompanying notes.

                                   CORE, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED



                                           DECEMBER 31,   JUNE 30,
                                              1996          1997
                                            (NOTE 1)     (UNAUDITED)
                                        ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                      $    743,143   $   391,319
    Accrued expenses                         1,200,323     1,335,030
    Accrued payroll                            465,520       430,430
    Accrued restructuring costs                 41,636
    Deferred income taxes                       68,316        68,316
    Obligation from acquisition                            1,500,000
    Notes payable                               58,099        60,700
    Current portion of obligations to
     former shareholders                        50,000        50,000
    Current portion of capital lease
     obligations                                46,498        41,628
                                        ----------------------------
Total current liabilities                    2,673,535     3,877,423


Long-term obligations to former
 shareholders, net of current portion           50,000
Note payable                                   256,690       224,782
Capital lease obligations, net of
 current portion                                37,275        20,042
Deferred rent, net of current portion          220,539       193,796
Deferred income taxes                          149,500       149,500


STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized
 500,000 shares; no shares outstanding
Common stock, $0.10 par value per
 share; authorized 30,000,000 shares;
 issued and outstanding 7,172,711 and
 7,250,081 at December 31, 1996 and June
30, 1997, respectively                         717,271       725,008
Additional paid-in capital                  34,465,146    34,757,428
Deferred compensation                          (38,640)      (38,640)
Cumulative unrealized gain on
 investments available-for-sale                 31,983
Accumulated deficit                        (10,719,560)   (9,896,159)
                                        ----------------------------
Total stockholders' equity                  24,456,200    25,547,637
                                        ----------------------------
Total liabilities and stockholders'
 equity                                   $ 27,843,739   $30,013,180
                                        ============================

See accompanying notes.

                                   CORE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            -----------------------------------------------------------
                                                   1996        1997              1996          1997
                                            -----------------------------------------------------------
Revenues                                            $6,559,345   $8,971,573   $13,142,904   $17,098,622
Cost of services                                     3,847,994    5,447,286     7,786,976    10,690,909
                                            -----------------------------------------------------------
Gross profit                                         2,711,351    3,524,287     5,355,928     6,407,713

Operating expenses:
     General and administrative                      1,495,449    1,983,392     2,899,103     3,865,554
     Sales and marketing                               430,981      531,554       898,323     1,127,281
     Depreciation and amortization                     289,656      452,974       567,567       890,372
                                            -----------------------------------------------------------
          Total operating expenses                   2,216,086    2,967,920     4,364,993     5,883,207
                                            -----------------------------------------------------------

Income from operations                                 495,265      556,367       990,935       524,506

Other income (expense):
     Interest income                                    29,392      164,578        74,759       342,018
     Interest expense                                  (26,961)      (6,615)      (45,412)      (12,123)
     Realized gain on sale of
      investments available-for-sale                     1,386                     16,003
      Other income                                                                    481
                                            -----------------------------------------------------------
                                                         3,817      157,963        45,831       329,895
                                            -----------------------------------------------------------
Net income before income taxes                         499,082      714,330     1,036,766       854,401

Provision for income taxes                                           31,000                      31,000
                                            -----------------------------------------------------------
Net income                                          $  499,082   $  683,330   $ 1,036,766   $   823,401
                                            ===========================================================
Net income per common share
Primary                                                  $0.09        $0.09         $0.18         $0.11
                                            ===========================================================
Fully diluted                                            $0.09        $0.09         $0.18         $0.10
                                            ===========================================================


See accompanying notes.

                                   CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         SIX MONTHS ENDED JUNE 30,
                                        ----------------------------
                                              1996          1997
                                        ----------------------------
OPERATING ACTIVITIES:
Net income                                $ 1,036,766   $    823,401
Adjustments to reconcile net income to
 net cash provided by
    operating activities:
       Depreciation                           611,857        809,250
       Amortization                                          349,149
       Realized gain on sale of
        investments available-for-sale        (16,003)
       Decrease in obligations to            (198,100)
        former shareholders
       Changes in operating assets and
        liabilities:
           Increase in accounts
            receivable                     (2,325,859)      (499,900)
           (Increase) decrease in
            prepaid expenses and other
            current assets                   (327,179)       194,129
          Increase in cash overdraft          173,834
          Increase (decrease) in
           accounts payable and accrued
           expenses                         1,046,566       (401,085)
                                          --------------------------
Net cash provided by operating
 activities                                     1,882      1,274,944

INVESTING ACTIVITIES:
     Additions to property and equipment   (2,183,174)    (1,070,546)
     Additions to goodwill                     (8,387)
     Deferred acquisition costs              (392,063)
     Decrease in cash pledged as
      collateral                               60,500
     Purchases of investments
      available-for-sale                                 (24,691,181)
     Sales of investments
      available-for-sale                    1,516,638     28,805,536
     (Increase) decrease to notes
      receivable from officer                 (58,301)         2,019
     Advances to affiliates                (1,092,450)
     Purchase of SSDC Corp., net of
      cash acquired                                       (4,973,778)
     Purchase of other intangible assets                    (499,524)
     Decrease in deposits and other
      assets                                   20,640         25,771
                                          --------------------------
Net cash used in investing activities      (2,136,597)    (2,401,703)

FINANCING ACTIVITIES:
     Net borrowings under bank
      revolving line of credit              1,411,978
     Payments on notes payable               (127,999)       (29,307)
     Payments on capital lease
      obligations                             (24,897)       (22,103)
     Payments on obligations to former
      shareholders                           (240,315)       (50,000)
     Issuance of common stock upon
      exercise of stock options and
      warrants                                209,370        300,019
     Deferred offering costs                  (99,229)
                                          --------------------------
Net cash provided by financing
 activities                                 1,128,908        198,609

Net decrease in cash and cash
 equivalents                               (1,005,807)      (928,150)
Cash and cash equivalents at beginning
 of period                                  1,005,807      4,281,994
                                          --------------------------
Cash and cash equivalents at end of
 period                                   $         -   $  3,353,844
                                          ==========================
Supplemental disclosure of cash flow
 information:
   Interest paid                          $    45,603   $     11,325

Noncash investing activities:
   Obligations incurred in connection
    with the purchase of  SSDC                          $  1,500,000

See accompanying notes.

                                   CORE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

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

In the opinion of management, all adjustments, (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 contained in the Company's annual report filed on Form 10-K (File #0-19600) with the Securities and Exchange Commission on March 28, 1997.

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

Note 3 - Purchase of SSDC

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial purchase price of $6,500,000, additional performance related cash payments and stock options. An initial cash payment of $5,000,000 was paid at close. Additional payments of $1,500,000 and performance based payments of up to $920,000 are payable through June 1999.. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits. The acquisition has been accounted for as a purchase.

The pro forma unaudited results of operations for the six months ended June 30, 1996 and June 30, 1997, assuming consummation of the purchase as of January 1, 1996, are as follows:

                                        Six months ended June
                                                 30,
                                     --------------------------
                                          1996         1997
                                     --------------------------

Revenues                               $17,884,492  $20,491,560
Income before extraordinary item       $ 3,089,197  $ 2,314,210
Net income                             $ 3,089,197  $ 3,358,360
Earnings per common share:
   Income before extraordinary item    $      0.51  $      0.30
   Net income                          $      0.51  $      0.43

Note 4 - Subsequent Event

On July 31, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Protocol Work Systems, Inc., ("PWS") for $75,000 cash, assumption of $125,000 of PWS' liabilities and stock options. The acquisition has been accounted for as a purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        -------------

OVERVIEW

     CORE, INC. ("CORE" or the "Company") is a national provider of managed disability and health care benefits management services. The Company was incorporated in 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly-held entity in December 1991 with the completion of an initial public offering. In March 1995, PRA completed the CMI/PRA Merger with Core Management, Inc. ("CMI"). CMI provides managed disability services, including benefits analysis and consulting services and health care benefits utilization review and case management services. CMI's utilization review and case management services with respect to mental health and substance abuse cases were acquired in an acquisition in March 1993. In July 1995, the Company changed its name to CORE, INC. and in October 1995, the Company acquired Cost Review Services, Inc. ("CRS"), a provider of bill audit and case management services in the workers' compensation market. In June 1997, the Company acquired certain assets of Social Security Disability Consultants and Disability Services, Inc. (collectively "SSDC"), a provider of disability management services. In July 1997, the Company acquired the assets of Protocol Work Systems, Inc. ("PWS"). See "Current Developments," below.

     The Company provides managed disability services (which consist of the Company's WorkAbility/R/ program, bill audit services, analytic consulting, social security disability benefits advocacy and Medicare coordination of benefits), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers. The Company is typically compensated for these services either on a per review (i.e., per case), hourly or per enrollee basis. The managed disability service line also includes a limited amount of revenue (1% for the six months ended June 30, 1997) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

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

CURRENT DEVELOPMENTS

     On April 14, 1997, CORE announced that the Company formed a strategic alliance with Reed Group, Ltd., to develop a new generation of products designed to better help employers manage their disability and workers' compensation costs. Reed Group, based in Denver, publishes disability duration guidelines. The guidelines entitled The Medical Disability Advisor, Workplace Guidelines for Disability Durations are marketed in text, software, and license forms and are currently used by more than 7,000 companies.

     On June 25, 1997, CORE announced that the Company purchased certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"). SSDC, based in Novi, Michigan, is a disability management services firm with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits for Fortune 500 employers and others. The transaction was an asset purchase and has been accounted for under purchase accounting rules. Consideration included cash payments, future guaranteed payments, performance based payments and stock options.

     On July 31, 1997 the Company purchased the assets and certain liabilities of Protocol Work Systems, Inc., a small Massachusetts based provider of job analysis, employee physical abilities testing and other loss prevention services to the workers' compensation market.

RESULTS OF OPERATIONS

   The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                    -----------------------------------------------------------
                                       Three months ended June 30,    Six months ended June 30,
                                    -----------------------------------------------------------
                                           1996           1997           1996           1997
                                    -----------------------------------------------------------
                                         Percent         Percent        Percent       Percent
                                    -----------------------------------------------------------

Revenue                                       100.0%         100.0%         100.0%        100.0%
Cost of services                               58.7           60.7           59.2          62.5
Gross profit                                   41.3           39.3           40.8          37.5
General and administrative expense             22.8           22.1           22.0          22.6
Sales and marketing expense                     6.6            5.9            6.8           6.6

   The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                                             Three months ended June 30,           Six months ended June 30,
                                        -------------------------------------------------------------------------
                                                1996              1997              1996               1997
                                        -------------------------------------------------------------------------
                                          Amount  Percent   Amount  Percent   Amount   Percent   Amount   Percent
                                        -------------------------------------------------------------------------

Managed disability services               $2,571       39%  $4,708       52%  $ 4,921       37%  $ 8,673       51%
Specialty physician and behavioral
   health review                           2,219       34    2,589       29     4,544       35     5,044       29
Utilization review and case management     1,769       27    1,675       19     3,678       28     3,382       20
                                        -------------------------------------------------------------------------
                                          $6,559      100%  $8,972      100%  $13,143      100%  $17,099      100%
                                        =========================================================================

Managed disability services include: CORE's WorkAbility services, analytic consulting, social security disability benfits advocacy, Medicare coordination of benefits, bill audit services and license fees.

Three and six months ended June 30, 1997 and 1996

      Revenues. Revenues for the three months ended June 30, 1997 increased by $2,413,000 (37%) from $6,559,000 in 1996 to $8,972,000 in 1997. For the six months ended June 30, 1997 revenues increased $3,956,000 (30%) from $13,143,000 in 1996 to $17,099,000 in 1997. Growth in managed disability services contributed $2,140,000 (89%) of the Company's growth in revenue for the three months ended June 30, 1997. During the quarter ended June 30, 1997 CORE added Motorola and Apple Corporation to its list of WorkAbility clients. During the quarter, CIGNA notified the Company that it would be terminating its distribution relationship as of January 1, 1998. The Company expects to continue providing services to certain employers outside of the distribution agreement. The loss of the CIGNA distribution arrangement will not adversely effect future growth in revenues. An increase in the volume of referrals resulted in increased revenues realized from specialty physician review services, growing 17% for the three month period ended June 30, 1997 and 11% for the six month period ended June 30, 1997 as compared to the prior year.
Revenues from utilization review and case management services decreased 5% for the three month period ended June 30, 1997 and 8% for the six month period ended June 30, 1997, as compared to the prior year, as a result of a decline in enrollment in our clients' indemnity plan based group health business. The Company expects utilization review and case management revenues to continue to decline as compared to prior year levels.

      For the six months ended June 30, 1997, the Company's top five clients represented 44% of revenues compared to 29% for the same period last year. Bell Atlantic accounted for approximately 25% of revenues for the six months ended June 30, 1997. No other single client represented more than 10% of total revenues for the six months ended June 30, 1997 or 1996.

      Cost of services. Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services for the three months ended June 30, 1997 increased $1,599,000 (42%) from $3,848,000 in 1996 to $5,447,000 in 1997. Cost of services for the six months ended June 30, 1997 increased

$2,904,000 (37%) from $7,787,000 in 1996 to $10,691,000 in 1997. The increase is primarily the result of additional payroll and physician consultant costs associated with increased staffing levels required to service new and growing WorkAbility clients and growth in the Company's specialty physician review services. CORE's gross profit performance for the six months ended June 30, 1997 declined to 38% in 1997 from 41% in 1996. The Company's gross profit performance was impacted primarily by lower margins in its managed disability services. Gross margins within this service line decreased from 53% for the six months ended June 30, 1996 to 39% for the six months ended June 30, 1997. This is due primarily to increased costs associated with the implementation of new WorkAbility clients and significantly lower revenues realized from the Company's bill audit services. Gross margins ,however, have improved when compared to the 36% gross profit realized for the three months ended March 31, 1997.

      General and administrative expenses. General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses for the three months ended June 30, 1997 increased $488,000 (33%) from $1,495,000 in 1996 to $1,983,000 in 1997. General and administrative expense for the six months ended June 30, 1997 increased $967,000 (33%) from $2,899,000 in 1996 to $3,866,000 in 1997. Expenses increased due to additional staffing in the information services area to support the growth of the Company. Higher costs in rent, insurance costs, equipment rental and other general and administrative expenses relate primarily to the Company's new Silver Spring, Maryland operating center that opened in July 1996 and the expansion of space in the Company's Burlington, Massachusetts facility.

      Sales and marketing expenses. Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses for the three months ended June 30, 1997 increased $101,000 (23%) from $431,000 in 1996 to $532,000 in
1997. Sales and marketing expenses for the six months ended June 30, 1997 increased $229,000 (26%) from $898,000 in 1996 to $1,127,000 in 1997. The increase is primarily due to increased staffing to support the marketing and product development departments. The Company's sales and marketing strategy has historically focused the efforts of an industry known senior management team and a smaller sales and marketing staff on fewer but significantly larger sales
prospects.   The Company has maintained this approach, however the Company has also has added staffing to increase its distribution sales effort which is aimed at intermediaries, e.g., insurance companies and third party administrators ("TPAs"), who provide sales leverage and access to companies with 1,000-5,000 employees, thereby, broadening the Company's target market.

      Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 1997 increased $163,000 (56%) from $290,000 in 1996 to $453,000 in 1997. Depreciation and amortization expense for the six months ended June 30, 1997 increased $323,000 (57%) from $568,000 in 1996 to $890,000 in 1997. The increase is largely attributable to increased depreciation expense on assets purchased for the new operating center in Silver Spring, Maryland to service the Bell Atlantic Corporation contract.

      Other income. Other income consists primarily of interest income, which represents amounts earned by the Company on investments held, as reduced by interest expense. Other income increased $154,000 to $158,000 in 1997 compared to the same period last year. During the six months ended June 30, 1997, other income increased $284,000 to $330,000 in 1997. The increases are due to an increase in funds available for investment following the public offering in August 1996 and the Company significantly reducing its use of its line of credit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1997, the Company's cash and cash equivalents decreased by $928,000. For this period, operating activities provided $1,275,000 due to net income of $823,000 and depreciation and amortization of $1,158,000 as offset by an increase in accounts receivable of
$500,000   The Company's investing activities used $2,402,000 of cash.  This was due primarily to the Company's funding of $5,000,000 for the purchase of SSDC
through the sale of investments held.    The Company's financing activities
provided $200,000 for this period due primarily to the proceeds from the exercise of common stock options.

     The Company leases its facilities and certain office equipment. Lease commitments, which relate substantially to space rental, for the years ended December 31, 1997 and December 31, 1998 are approximately $1 million and $1.7 million, respectively. All obligations held by the Company under lease commitments expire on various dates through April 2002 and total $5.7 million as of June 30, 1997.

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

     The Company plans to finance its operations and working capital requirements with the proceeds from the August 1996 offering, earnings from operations, investments on hand and other sources of available funds. The Company presently believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1998.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     The Annual Meeting of the Stockholders of CORE was held on June 25, 1997 in Irvine, California.

          The vote to elect two persons as Class III Directors of the Company was as follows:

                                      For       Withheld Authority
                                    ---------   ------------------
          George C. Carpenter IV    6,351,375         33,100
          Craig C. Horton           6,351,675         32,800

Accordingly, Mr. Carpenter and Mr. Horton were re-elected as Class III Directors to serve for a three year term until the 2000 annual stockholders meeting and
until their successors are duly elected and qualified.   Class I Directors
(Leslie Alexandre and Stephen Caufield) whose terms are scheduled to expire at the 1998 annual meeting of stockholders and Class II Directors (Richard H. Egdahl and John Pappajohn) whose terms are scheduled to expire at the 1999 annual meeting of stockholders have terms as directors that continued after the June 1997 Annual Meeting of Stockholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  --------------------------------

(a)  Exhibits.  The following exhibits are included:

Exhibit
Number  Description
------  -----------

10.1* Services Agreement, dated as of August 1, 1996, between CORE, INC. and Bell Atlantic Corporation (without schedules and appendices).

10.2 Asset Purchase Agreement dated June 14, 1997, by and among CORE, INC., SSDC Corp., Social Security Disability Consultants Limited Partnership, Disability Services, Inc., DSI Medicare Consultants, Inc., R. Gary Dolenga and Phylis M. Dolenga, including Amendment No. 1 to Asset Purchase Agreement, dated June 25, 1997, and Exhibit A - Performance Criteria (excluding other Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.3 Option Agreement, dated June 14, 1997, by and between CORE, INC. and R. Gary Dolenga. Filed as exhibit 99.1 to Registrant's current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.4   Employment Agreement, dated June 25, 1997, by and between SSDC Corp. and
       R. Gary Dolenga. Filed as exhibit 99.2 to Registrant's Current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

11* Statement re: Computation of Income Per Share for the three and six months ended June 30, 1997 and 1996.

27*    Financial Data Schedule
------------------------------------
* Filed herewith

(b)  Reports on Form 8-K.
     -------------------

     The Company filed a report on Form 8-K on July 15, 1997 concerning the acquisition of certain assets of SSDC. Pursuant to the Purchase Agreement, certain assets of SSDC were acquired in exchange for an initial payment of $5,000,000, future payments of $1,500,000, up to an additional $920,000 of performance based payments and stock options. The purchase price, which CORE funded through the sale of investments held, is subject to certain adjustments as set forth in the Purchase Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORE, INC.


Dated:  August 12, 1997                 By /s/ William E. Nixon
                                           -------------------------------------
                                               William E. Nixon
                                               Chief Financial Officer,
                                               Executive Vice President and
                                               Treasurer
                                               (Duly authorized officer and
                                               Principal Financial Officer)