Form 10-Q/A
period 1997-06-30
CORE INC
filed 1997-09-09
CIK 880238

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A

                      AMENDMENT TO APPLICATION OR REPORT

                   FILED PURSUANT TO SECTION 13 OR 15(d) OF

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

  Pursuant to Rule 12b-15, the undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended June 30, 1997, as set forth in the pages attached hereto:

   Item 1. Financial Statements. Note 3 to the Consolidated Condensed Financial Statements (unaudited) as previously filed on Form 10-Q has been deleted in its entirety and is replaced by the Note 3 attached.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORE, INC.

                                  By /s/ William E. Nixon
                                  -----------------------------------
                                  William E. Nixon
                                  Chief Financial Officer, Treasurer
                                  and Executive Vice President (Duly
                                  authorized officer)

ITEM 1.
Part 1. Financial Statements


                                  CORE, INC.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)
                                 June 30, 1997


Note 3 - Purchase of SSDC

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial purchase price of
$6,500,000, additional performance related cash payments and stock options.   An
initial cash payment of $5,000,000 was paid at close. Additional payments of $1,500,000 and performance based payments of up to $920,000 are payable through June 1999. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits. The acquisition has been accounted for as a purchase.

The pro forma unaudited results of operations for the six months ended June 30, 1996 and June 30, 1997, assuming consummation of the purchase as of January 1, 1996, are as follows:

                                       -----------------------------------------------------
                                                        Six months ended June 30,
                                       -----------------------------------------------------
                                                       1996                       1997
                                       -----------------------------------------------------

Revenues                                             $17,884,492                 $20,491,560
Income before extraordinary item                     $ 3,089,197                 $ 2,314,210
Net income                                           $ 3,089,197                 $ 3,018,361
Earnings per common share
   Income before extraordinary item                  $      0.51                 $      0.22
   Net income                                        $      0.51                 $      0.37