Form 10-Q
period 1997-09-30
CORE INC
filed 1997-11-14
CIK 880238

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF



                      THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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



  On November 7, 1997, there were 7,286,419 shares of the Registrant's Common
                               Stock outstanding.

                                   CORE, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets                            3

        Consolidated Condensed Statements of Operations                  5

        Consolidated Condensed Statements of Cash Flows                  6

        Notes to Consolidated Condensed Financial Statements             7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               N/A

Item 2. Change in Securities                                            N/A

Item 3. Defaults Upon Senior Securities                                 N/A

Item 4. Submission of Matters to a Vote of Security Holders             N/A

Item 5. Other Information                                               N/A

Item 6. Exhibits and Reports on Form 8-K                                12

Signatures                                                              13

                                   CORE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  DECEMBER 31,    SEPTEMBER  30,
                                                     1996             1997
                                                    (NOTE 1)       (UNAUDITED)
                                                  -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                       $ 4,281,994     $ 3,467,129
   Cash pledged as collateral                          192,000
   Investments available-for-sale                    8,435,531       4,856,723
   Accounts receivable, net of allowance
    for doubtful accounts of $221,925 at
    December 31,1996 and $160,433 at
    September 30,1997                                4,545,738       5,456,459
   Notes receivable from officers                      106,926         105,645
   Prepaid expenses and other current assets           891,932         564,255
                                                   ---------------------------
Total current assets                                18,454,121      14,450,211

Property and equipment, net                          6,445,420       6,542,326
Deposits and other assets                              699,901         577,007
Goodwill, net of accumulated amortization
 of $87,400 at December 31, 1996 and
 $233,552 at September 30, 1997                      2,035,604       8,673,589
Other intangibles, net                                 208,693         642,636
                                                   ---------------------------
Total assets                                       $27,843,739     $30,885,769
                                                   ===========================

See accompanying notes.

                                   CORE, INC.

                                                  DECEMBER 31,    SEPTEMBER  30,
                                                     1996             1997
                                                    (NOTE 1)       (UNAUDITED)
                                                  ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $    743,143    $    646,077
    Accrued expenses                                   1,200,323       1,426,690
    Accrued payroll                                      465,520         158,400
    Accrued restructuring costs                           41,636
    Deferred income taxes                                 68,316          68,316
    Notes payable                                         58,099          60,700
    Obligation from acquisition                                        1,125,000
    Current portion of obligations to
     former shareholders                                  50,000          50,000
    Current portion of capital lease obligations          46,498          40,839
                                                    ----------------------------
  Total current liabilities                            2,673,535       3,576,022

  Long-term obligations to former shareholders,
    net of current portion                                50,000
  Note payable                                           256,690         209,782
  Capital lease obligations, net of
    current portion                                       37,275           6,339
  Deferred rent, net of current portion                  220,539         189,297
  Deferred income taxes                                  149,500         149,500

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 500,000
  shares; no shares outstanding
Common stock, $0.10 par value per share;
  authorized 30,000,000 shares; issued and
  outstanding 7,172,711 and 7,275,965 at
  December 31, 1996 and September 30, 1997,
  respectively                                           717,271         727,597
Additional paid-in capital                            34,465,146      34,845,446
Deferred compensation                                    (38,640)       (38,640)
Cumulative unrealized gain on investments
  available-for-sale                                      31,983          8,538
Accumulated deficit                                  (10,719,560)    (8,788,112)
                                                    ----------------------------
Total stockholders' equity                            24,456,200     26,754,829
                                                    ----------------------------
Total liabilities and stockholders' equity           $27,843,739    $30,885,769
                                                     ==========================

See accompanying notes.

                                   CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                         1996           1997                1996           1997
                                                 --------------------------------------------------------------------
Revenues                                           $7,460,262      $10,531,319        $20,603,169      $27,629,939
Cost of services                                    4,538,792        6,152,346         12,325,764       16,843,247
                                                 -------------------------------------------------------------------
Gross profit                                        2,921,470        4,378,973          8,277,405       10,786,692

Operating expenses:
     General and administrative                     1,584,502        2,091,029          4,483,418        5,956,582
     Sales and marketing                              337,892          663,979          1,236,383        1,791,257
     Non-recurring write-off of AmHealth
       Acquisition Costs                            2,029,555                           2,029,555
     Depreciation and amortization                    323,663          533,835            891,230        1,424,207
                                                 -------------------------------------------------------------------
         Total operating expenses                   4,275,612        3,288,843          8,640,586        9,172,046
                                                 -------------------------------------------------------------------
Income (loss) from operations                      (1,354,142)       1,090,130           (363,181)       1,614,646
Other income (expense):
 Interest income                                      118,277          122,707            193,035          464,724
 Interest expense                                     (21,273)          (6,538)           (66,684)         (18,661)
 Realized gain on sale of investments
  available-for-sale                                                                       16,003
 Other income                                                              250                481              250
                                                 -------------------------------------------------------------------
                                                       97,004          116,419            142,835          446,313
                                                 -------------------------------------------------------------------
Income (loss) before income taxes                  (1,257,138)       1,206,549           (220,346)       2,060,959
Provision for income taxes                                             (98,144)                           (129,144)
                                                 -------------------------------------------------------------------
Net income (loss)                                 ($1,257,138)      $1,108,405          ($220,346)      $1,931,815
                                                 ===================================================================
Net income (loss) per common share:
 Primary                                               ($0.21)           $0.14             ($0.04)           $0.25
                                                 ===================================================================
Fully diluted                                          ($0.21)           $0.14             ($0.04)           $0.24
                                                 ===================================================================

See accompanying notes.

                                   CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1996             1997
                                                -------------------------------
OPERATING ACTIVITIES:
Net income (loss)                               $   (220,346)     $  1,931,815
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation                                    1,037,790         1,225,074
   Amortization                                                        632,314
   Realized gain on sale of investments
    available-for-sale                               (16,003)
   Decrease in obligations to former
    shareholders                                    (372,666)
   Changes in operating assets
    and liabilities:
     Increase in accounts receivable              (1,929,208)         (910,721)
     (Increase) decrease in prepaid
       expenses and other current assets            (840,026)          105,306
     Increase (decrease) in accounts
       payable and accrued expenses                  534,391          (331,138)
                                                ------------------------------
Net cash provided by (used in)
  operating activities                            (1,806,068)        2,652,650

INVESTING ACTIVITIES:
  Additions to property and equipment             (3,168,926)       (1,401,074)
  Additions to goodwill                             (176,119)
  Decrease in cash pledged as collateral             106,000           192,000
  Purchases of investments
    available-for-sale                           (17,085,027)      (31,886,685)
  Sales of investments available-for-sale          5,284,467        35,442,048
  Decrease (increase) in notes receivable
    from officers                                    (72,095)            1,281
  Payments for acquisitions, net of
    cash acquired                                                   (5,697,703)
  Additions to intangible assets                                      (500,000)
  Decrease in deposits and other assets                8,140           122,894
                                                ------------------------------

Net cash used in investing activities            (15,103,560)       (3,727,239)

FINANCING ACTIVITIES:
  Payments on notes payable                         (155,994)          (44,307)
  Payments on capital lease obligations              (56,591)          (36,595)
  Payments on obligations to
    former shareholders                             (379,084)          (50,000)
  Proceeds from issuance of common stock          16,351,379
  Issuance of common stock upon exercise
    of stock options and warrants                    251,575           390,626
                                                ------------------------------

Net cash provided by financing activities         16,011,285           259,724
                                                ------------------------------
Net decrease in cash and cash equivalents           (898,348)         (814,865)
Cash and cash equivalents at
  beginning of period                              1,005,807         4,281,994
                                                ------------------------------

Cash and cash equivalents at end of period      $    107,464      $  3,467,129
                                                ==============================

Supplemental disclosure of cash
  flow information:
    Interest paid                               $     35,803      $     16,509
                                                ==============================
Noncash investing activities:
    Obligations incurred in connection
      with the purchase of SSDC                                   $  1,125,000
                                                ==============================

See accompanying notes.

                                   CORE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 contained in the Company's annual report filed on Form 10-K (File #0-19600) with the Securities and Exchange Commission on March 28, 1997.

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

Note 3  Business Acquisitions

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial purchase price of $6,500,000, additional performance related cash payments and stock options.
Cash payments of $5,375,000 have been made as of September 30, 1997. Additional payments of $1,125,000 and performance based payments of up to $920,000 are
payable through June 1999.   SSDC provides disability management services with
two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits. The acquisition has been accounted for as a purchase.

The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1997, assuming consummation of the purchase as of January 1, 1996, are as follows:

                                           Nine months ended September 30,
                                       --------------------------------------
                                             1996                   1997
                                       --------------------------------------
Revenues                                $29,308,383           $31,022,879
Income before extraordinary item            771,631             3,422,615
Net income                                  771,631             4,466,765
Earnings per common share
   Income before extraordinary item             .12                   .43
   Net income                                   .12                   .56

On July 31, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Protocol Work Systems, Inc. ("PWS") for $75,000 cash, assumption of $125,000 of PWS' liabilities and stock options. The acquisition has been accounted for as a purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

OVERVIEW

     The Company provides managed disability services (which consist of the Company's WorkAbility/TM/ program, bill audit services, analytic consulting, social security disability benefits advocacy and Medicare coordination of benefits), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers. The Company is typically compensated for these services either on a per review (i.e., per case), hourly or per enrollee basis. The managed disability service line also includes a limited amount of revenue (1% for the nine months ended September 30, 1997) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

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

RESULTS OF OPERATIONS

   The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:


                                     Three months ended            Nine months ended
                                        September 30,                 September 30,
                                ----------------------------------------------------------
                                     1996          1997           1996            1997
                                ----------------------------------------------------------
                                    Percent       Percent       Percent         Percent
                                ----------------------------------------------------------
                                                  (Dollars in thousands)
Revenue                              100.0%       100.0%        100.0%         100.0%
Cost of services                      60.8         58.4          59.8           61.0
Gross profit                          39.2         41.6          40.2           39.0
General and administrative
  expense                             21.2         19.9          21.8           21.6
Sales and marketing expense            4.5          6.3           6.0            6.5

   The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                                                    Three months ended September 30,          Nine months ended September 30,
                                             ---------------------------------------------------------------------------------------

                                                     1996                1997                  1996                  1997
                                             ---------------------------------------------------------------------------------------

                                               Amount    Percent    Amount     Percent    Amount    Percent    Amount     Percent
                                             ---------------------------------------------------------------------------------------

                                                                            (Dollars in thousands)
Managed disability services                   $3,520      47%      $ 6,345      60%      $ 8,441     41%       $15,018     55%
Specialty physician and behavioral
   health review                               2,226      30         2,479      24         6,770     33          7,522     27
Utilization review and case management         1,714      23         1,707      16         5,392     26          5,090     18
                                             --------------------------------------------------------------------------------------
                                              $7,460     100%      $10,531     100%      $20,603    100%       $27,630    100%
                                             ======================================================================================


Managed disability services include: CORE's WorkAbility services, analytic consulting, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services, job analysis and loss prevention services and license fees.

Three and nine months ended September 30, 1997 and 1996

      Revenues. Revenues for the three months ended September 30, 1997 increased by $3,071,000 (41%) from $7,460,000 in 1996 to $10,531,000 in 1997.
For the nine months ended September 30, 1997 revenues increased $7,027,000 (34%) from $20,603,000 in 1996 to $27,630,000 in 1997. Growth in managed disability services contributed $2,825,000 (92%) of the Company's growth in revenue for the three months ended September 30, 1997 and now includes revenues from the recently completed acquisitions of SSDC and Protocol Work Systems. An increase in the volume of referrals resulted in increased revenues realized from specialty physician review services, growing 11% for the three and nine month periods ended September 30, 1997, as compared to the prior year. Revenues from utilization review and case management services remained constant for the three month period ended September 30, 1997 and decreased 6% for the nine month period ended September 30, 1997, as compared to the prior year, as a result of a decline in enrollment in our clients' indemnity plan based group health business. The Company expects utilization review and case management revenues to continue to decline as compared to prior year levels.

      For the nine months ended September 30, 1997, the Company's top five clients represented 41% of revenues compared to 32% for the same period last year. Bell Atlantic accounted for approximately 23% of revenues for the nine months ended September 30, 1997. No other single client represented more than 10% of total revenues for the nine months ended September 30, 1997 or 1996.

      Cost of services. Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services for the three months ended September 30, 1997 increased $1,614,000 (36%) from $4,539,000 in 1996 to $6,152,000 in 1997. Cost of services for the nine months ended September 30, 1997 increased $4,517,000 (37%) from $12,326,000 in 1996 to
$16,843,000 in 1997. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in June and July, 1997 and increased staffing levels required to service new and growing WorkAbility clients and growth in the Company's specialty physician review services.

CORE's gross profit performance of 39% for the nine months ended September 30, 1997 was relatively consistent with gross profit levels of 40% realized in the prior year. The Company's gross profit performance during the three months ended September 30, 1997 improved to 42% as compared to 39% for the quarter ended June 30, 1997. This improvement was due to continued growth in our managed disability service line, which historically has generated a higher margin. A one-time billing contributed to higher gross profit in the utilization review and case management service line. The gross profit for the utilization review and case management service line is typically lower than the Company's overall margin and that trend is expected to continue.

      General and administrative expenses. General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses for the three months ended September 30, 1997 increased $507,000 (32%) from $1,585,000 in 1996 to $2,091,000 in 1997. General and administrative expenses for the nine months ended September 30, 1997 increased $1,473,000 (33%) from $4,483,000 in 1996 to $5,956,000 in 1997. Expenses increased, in part, due to additional staffing in the information services area to support the growth of the Company. Higher costs in rent, insurance costs, equipment rental and other general and administrative expenses relate primarily to the Company's Silver Spring, Maryland operating center that opened in July 1996, the expansion of space in the Company's Burlington, Massachusetts facility in early 1997, and the acquisitions of SSDC and Protocol Work Systems in June and July, 1997.

      Sales and marketing expenses. Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses for the three months ended September 30, 1997 increased $326,000 (97%) from $338,000 in 1996 to $664,000 in
1997. Sales and marketing expenses for the nine months ended September 30, 1997 increased $555,000 (45%) from $1,236,000 in 1996 to $1,791,000 in 1997. The increase is primarily due to increased staffing to support the marketing and product development departments. The Company's sales and marketing strategy has historically focused the efforts of an industry known senior management team and a smaller sales and marketing staff on fewer but significantly larger sales
prospects.   The Company has maintained this approach, however the Company has also has added staffing to increase its distribution sales effort which is aimed at intermediaries, e.g., insurance companies and third party administrators ("TPAs"), who provide sales leverage and access to companies with 1,000-5,000 employees, thereby, broadening the Company's target market. Additionally, a focused sales effort has been initiated during the third quarter to take advantage of the recent acquisitions of SSDC and Protocol Work Systems. The Company believes that a unique opportunity exists to cross sell each company's products and services. The Company expects to invest an increased amount of resources in sales and marketing in future periods.

      Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 1997 increased $210,000 (65%) from $324,000 in 1996 to $534,000 in 1997. Depreciation and amortization expense for the nine months ended September 30, 1997 increased $533,000 (60%) from $891,000 in 1996 to $1,424,000 in 1997. The increase is largely attributable to increased depreciation expense on assets purchased for the operating center in Silver Spring, Maryland to service the Bell Atlantic Corporation contract as well as increased amortization expense on goodwill due to the purchases of SSDC and Protocol Work Systems, Inc.

      Other income. Other income consists primarily of interest income, which represents amounts earned by the Company on investments held, as reduced by interest expense. Other income for the three months ended September 30, 1997 increased $19,000 (20%) from $97,000 in 1996 to $116,000 in 1997. During the nine months ended September 30, 1997, other income increased $303,000 (212%) from $143,000 in 1996 to $446,000 in 1997. The increases are due to an increase in funds available for investment following the public offering in August 1996 and the Company significantly reducing its use of its line of credit.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, the Company's cash and cash equivalents decreased by $815,000. For this period, operating activities provided $2,655,000 due to net income of $1,931,000 and depreciation and amortization of $1,857,000 as offset by an increase in accounts receivable of $911,000. The Company's investing activities used $3,730,000 of cash due primarily to the Company's funding of $5,000,000 for the purchase of SSDC through the sale of investments held. The Company's financing activities provided $260,000 for this period due primarily to the proceeds from the exercise of common stock options.

     The Company leases its facilities and certain office equipment. Lease commitments, which relate substantially to space rental, for the quarter ended December 31, 1997 and the year ended December 31, 1998 are approximately $550,000 and $2 million, respectively. All obligations held by the Company under lease commitments expire on various dates through April 2002 and total $5.5 million as of September 30, 1997.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  --------------------------------

(a)  Exhibits.  The following exhibits are included:

Exhibit
Number  Description
------  -----------

10.1* CORE, INC. 1997 Stock Option Plan, including forms of stock option agreements.

11* Statement re: Computation of Income (Loss) Per Share for the three and nine months ended September 30, 1997 and 1996.

27*     Financial Data Schedule

_______________________________
* Filed herewith


(b)  Reports on Form 8-K.
     -------------------

     The Company filed a report on Form 8-K on July 15, 1997 and a related Form 8-K/A (Amendment No. 1) on September 3, 1997, which reported the acquisition by a wholly-owned subsidiary of the Company of certain assets of Social Security Disability Consultants Limited Partnership and Disability Services, Inc. (collectively "SSDC"). SSDC, based in Novi Michigan, is a disability management services firm with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits for Fortune 500 employers and others.

The Report on Form 8-K/A (Amendment No. 1) included the audited combined balance sheets of Social Security Disability Consultants Limited Partnership, Disability Services, Inc., DSI-Medicare Consultants, Inc., and Diamond Entertainment, Inc. as of December 31,1996, 1995, and 1994 and the related combined statements of operations, retained earnings, partners' capital and cash flows for the years then ended and the compiled combined balance sheets of Social Security Disability Consultants Limited Partnership, Disability Services, Inc., DSI-Medicare Consultants, Inc., and Diamond Entertainment, Inc. as of June 24, 1997 and June 30, 1996 and the related combined statements of operations, retained earnings, partners' capital and cash flows for the six month periods then ended and unaudited pro forma combined condensed statements of operations for the twelve months ended December 31, 1996 and the six months ended June 30, 1997..

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CORE, INC.



Dated:  November 14, 1997                By:  /s/ William E. Nixon
                                             -----------------------------
                                              William E. Nixon
                                              Chief Financial
                                              Officer, Executive
                                              Vice President and Treasurer
                                              (Duly authorized officer and
                                              Principal Financial Officer)