Form 10-K405
period 1997-12-31
CORE INC
filed 1998-04-01
CIK 880238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997

                         Commission file number 0-19600

                                     CORE, INC.
               (Exact name of registrant as specified in its charter)

             Massachusetts                                04-2828817
---------------------------------------      -----------------------------------
      (State of jurisdiction of               (IRS employer identification no.)
    incorporation or organization)


           18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA 92612
                (Address of principal executive offices) (zip code)

         Registrant's telephone number, including area code: (714) 442-2100

          Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, PAR VALUE $0.10 PER SHARE
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

Indicate by check "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998 was $82,077,866. On March 20, 1998, there were 7,319,168 shares of the Registrant's Common Stock outstanding.

      Documents incorporated by reference: INFORMATION CALLED FOR IN PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE 1998 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A.

                                TABLE OF CONTENTS

PART I                                                                      Page
Item 1     Business                                                          3
Item 2     Properties                                                        11
Item 3     Legal Proceedings                                                 11
Item 4     Submission of Matters to a Vote of Security Holders               12
           Executive Officers of the Registrant                              12

PART II

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters                                               14
Item 6     Selected Financial Data                                           16
Item 7     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        16
Item 7A    Quantitative and Qualitative Disclosures About Market Risk        16
Item 8     Financial Statements and Supplementary Data                       16
Item 9     Changes in and Disagreements with  Accountants on Accounting
            and Financial Disclosure                                         16
PART III

Item 10    Directors and Executive Officers of the Registrant                17
Item 11    Executive Compensation                                            17
Item 12    Security Ownership of Certain Beneficial Owners and Management    17
Item 13    Certain Relationships and Related Transactions                    17

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K   18

                                      PART I

ITEM 1.  BUSINESS.

      CORE, INC. ("CORE" or the "Company") is a national provider of managed disability and health care benefits management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. The Company's services include managed disability services (which consist of the Company's proprietary WorkAbility(R) program, analytic consulting services, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services and job analysis and loss prevention services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. The Company's services are designed to assist its clients monitor and control disability and health care benefits costs without compromising the quality of health care services provided to the patient.

      CORE's managed disability services include monitoring the appropriateness of disability durations under short and long-term disability plans and workers' compensation programs in order to reduce unnecessary absenteeism and its related costs of wage replacement, hiring and training replacement personnel and lost productivity. These services are based on CORE's WorkAbility program, a proprietary software program developed over a ten-year period through the statistical analysis of disability utilization data. CORE's WorkAbility managed disability program provides an objective, medically based method for recommending and monitoring employee's return-to-work dates. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence and thus assure that the employee, attending physician and employer all have reasonable and consistent expectations as to the projected return-to-work date. The Company's social security disability benefits advocacy program provides assistance to disabled employees with obtaining their Social Security Disability Insurance ("SSDI") benefits. CORE's Medicare program assists employees of self-insured companies (mostly Fortune 500) with acquiring their Medicare entitlement and securing claims for payments covered under the government funded Medicare program.

      CORE's independent physician review programs provide pre-certification, concurrent and appellate physician review services for use with utilization management programs of the Company's insurance company and self-insured corporate clients. The Company believes its more than 300 Board certified physician reviewers comprise the largest independent physician review service in the country. CORE's behavioral health review program provides comparable review service by psychiatric specialists in sub-specialties such as adult and child psychiatry, alcoholism and chemical dependency. The Company also provides utilization review services designed to evaluate the medical necessity and appropriateness of health care services prescribed for participants in health care and medical plans. In cases of high cost injuries or illness, CORE also renders case management services for individual cases to assure that cost-effective treatment alternatives are utilized.

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

      On October 2, 1995, CORE acquired all the capital stock of Cost Review Services, Inc., a workers' compensation bill audit firm. In June 1997, CORE purchased certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"), a disability management services firm which provides social security disability benefits advocacy and Medicare coordination of benefits. In July 1997, the Company purchased the assets and certain liabilities of Protocol Work Systems, Inc., a provider of job analysis, employee physical abilities testing and other loss prevention services to the workers' compensation market.

      The Company's executive offices are located at 18881 Von Karman Avenue, Suite 1750, Irvine, California 92612, and its telephone number at that address is (714) 442-2100.

      WorkAbility is a registered trademark of the Company.

INDUSTRY OVERVIEW

      In recent years, large corporations have begun to recognize the magnitude of the annual cost of occupational and non-occupational injuries and illnesses, which according to several 1997 studies exceeded $2,200 per employee, or 8% of total payroll costs. These expenses present a significant challenge to corporate productivity. The Company estimates that total U.S. costs due to injury and illness-related workplace absence are approximately $260 billion per year, growing to $340 billion by the year 2000.

      According to industry sources, workers' compensation expenditures grew at an average annual rate of over 18% from 1990 through 1996, and the Company believes this growth is continuing. The Company estimates that workers' compensation costs were approximately $60 billion in 1994. Despite the general awareness of this high level of workers' compensation costs, expenditures for group disability (including short-term disability and long-term disability plans), sick pay and family leave represent a far larger share of total expenditures at approximately $200 billion in 1994. Two driving factors behind the increase in group disability and workers' compensation expenditures are workplace and legislative changes. Work-related changes that have contributed to rising benefits costs include the aging of the active workforce, increased volatility in hiring and layoffs (which often results in increased benefits utilization) and increased diagnoses of repetitive stress-related injuries. Also contributing to rising disability benefit costs and awareness are legislative changes such as the Family Medical Leave Act and the Americans with Disabilities Act, which mandate accommodation for family circumstances and disabled workers, which both have a growing impact on accommodation and lost time issues.

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

      As traditional managed care tools become standard industry-wide, they are generating diminishing marginal savings for employers, who must find more aggressive and sophisticated utilization review mechanisms to yield further savings. In addition, the new-found awareness of the additional costs associated with workplace absence has brought with it an increasing demand for cost saving strategies that address both health care expenditures and the productivity impact of an employee's ill health. Corporate downsizing and global competition have focused Corporate America on achieving real productivity gains. With the importance of each remaining job magnified, employers are actively looking for new tools to help control workplace absence. Until recently, recognition and management of these productivity costs have been impaired by their difficulty in measurement, the fragmentation of responsibilities for disability programs within human resources and risk management departments of most corporations and the historical focus on group health managed care.

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

SERVICES AND PRODUCTS

      CORE offers services and products designed to assist the Company's clients control and monitor disability, workers' compensation and health care costs without compromising the quality of care or services available to patients. The Company's services include: (i) managed disability services using CORE's WorkAbility products and services, (ii) specialty physician and behavioral health review services using more than 300 CORE-affiliated board certified physicians and (iii) utilization review ("UR") and case management services.

      For the years ended December 31, 1996 and 1997 managed disability services accounted for approximately 44% and 56%, respectively, of CORE's revenue, specialty physician and behavioral health review services represented approximately 32% and 26%, respectively, of revenue and UR and case management services represented approximately 24% and 18%, respectively, of revenue. Managed disability services, which include the Company's WorkAbility program as well as its analytic consulting services, social security benefits advocacy, Medicare coordination of benefits, bill audit services, and job analysis and loss prevention services, accounted for approximately 91% of the Company's revenue increase for 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANAGED DISABILITY SERVICES

      The Company estimates that total direct and indirect disability expenditures are approximately $260 billion annually, of which approximately $60 billion is attributable to workers' compensation costs. CORE's managed disability services include monitoring of the appropriateness of disability duration's under short and long-term disability plans and workers' compensation programs in order to reduce unnecessary absenteeism and the costs associated with such absences. The cost of absenteeism includes wage replacement, the costs of hiring and training replacement personnel and lost productivity. The Company's managed disability services are based on the WorkAbility program, a proprietary software program developed and maintained through the statistical analysis of disability utilization data. CORE's WorkAbility program provides an objective, medically based method for managing disability and employees' return-to-work dates. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence and thus assure that the employee, attending physician and employer all have reasonable and consistent expectations as to the projected return-to-work date.

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

      PROPRIETARY DATABASE. CORE began developing its WorkAbility program in 1986. The program uses a database of more than 550,000 disability and workers' compensation records collected by CORE over ten years. From this database, the Company has developed protocols with over 10,000 clinical endpoints. As a result, the WorkAbility protocols and projected return-to-work dates are in most instances based on an historical record of similarly situated patients rather than theoretical models.
      As the WorkAbility program is utilized, the database is growing.

      CLINICAL CREDIBILITY. WorkAbility assists the Company in establishing clinical credibility with the attending physician by comparing CORE's database of similar medical episodes with the patient's medical and job profile. This information can be shared with the attending physician to assist in the development of an effective treatment plan and in determining the appropriate return-to-work schedule. The WorkAbility program, supported by the Company's more than 300 Board certified physicians, allows a treating physician to talk to a CORE physician specialist for peer review of complex diagnoses and treatment plans.

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

      The Company's social security disability benefits advocacy program includes claim file reviews, auditing, designing and implementing Social Security assistance programs, and representation and assistance with Social Security claims and appeals. The Company also coordinates overpayment recoveries, provides in-service training and seminars on Social Security Disability Insurance ("SSDI"), and assists with Medicare entitlement claims and appeals. The Company's model is unique in that it integrates all aspects of the Social Security process, producing a streamlined, efficient and effective service.

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

      The Company's JobSafe program provides on-site job profiling and functionality assessments in an in-house management program that integrates the physical abilities of each worker with the actual demands of the job to create a safer working environment. The JobSafe program is tailored to each client's specific facility to help ensure compliance with the Americans with Disabilities Act (ADA), OSHA regulations and quality control requirements of ISO 9000. The program begins with an on-site tour of the client's facility. The tour is followed by a meeting with supervisors, interviews with employees, and the collection of measurement and weight statistics. Job descriptions then are created, videotapes are produced with descriptive commentary for each job, and finally, physical ability testing of each employee is conducted. The process culminates with a compilation of information for the client, along with instructions on how to operate the program.

SPECIALTY PHYSICIAN AND BEHAVIORAL HEALTH REVIEW

      CORE's independent physician review programs provide pre-certification, concurrent and appellate physician review services for use with existing utilization management programs of clients, including insurance carriers that service the group health, disability and workers' compensation markets, and other managed care companies. The Company believes its more than 300 Board certified physician reviewers comprise the largest independent physician review organization in the country. The Company's consulting relationship with this large base of physicians has positioned the Company to offer an appeal review service, which is mandated under several state laws and generally requires specialty-matched reviews. The Company believes that appellate review is one of the few growing sectors of the otherwise mature utilization management industry.

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

      Reviews under the Company's specialty physician review program are managed from CORE's offices, and the majority of all review decisions are completed within 24 hours of referral. In most instances, CORE's services are advisory in nature. Determinations as to the payment or denial of benefits are typically made by the third party payor, and the patient and the attending physician make decisions as to the patient's medical treatment.

      CORE's behavioral health review program provides psychiatric review services similar to the Company's specialty physician review services by psychiatrists who are supported by a team of multi-specialty physicians. CORE's independent psychiatrists include specialists in various psychiatric sub-specialties such as adult psychiatry, child psychiatry and addictionology, including alcoholism and chemical dependency. CORE believes that its multi-specialty psychiatrists (including those in its Integrated Behavioral Health Division) and CORE's emphasis on intensive specialty review distinguish it from psychiatric review performed by other utilization management firms and better addresses the more subjective nature of many behavioral health reviews.

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

CLIENTS AND MARKETING

      CORE has over 200 customers across the country, including 70 Fortune 500 companies. Revenues from Fortune 500 companies accounted for approximately 69% of total revenues in 1997 (versus 48% in 1996). The following is a selected list of CORE's clients which, the Company believes, is representative of its overall client base:

BELL ATLANTIC CORPORATION                     MOTOROLA CORPORATION
CHRYSLER MOTOR CORPORATION                    HUGHES ELECTRONICS CORPORATION
RELIASTAR FINANCIAL CORP.                      (OWNED BY GENERAL MOTORS)
CHAMPION INTERNATIONAL CORPORATION            CNA INSURANCE COMPANY
MEDICAL MUTUAL OF OHIO                        DANA CORPORATION
LIBERTY MUTUAL INSURANCE COMPANY, INC.        PCS HEALTH SYSTEMS, INC.
                                              GENERAL ELECTRIC CORPORATION

      CORE markets its services primarily to national, direct accounts, including self-insured employers, and through group health and disability insurance carriers and third party administrators. The Company also maintains distribution agreements with Reliastar Financial Corp. and other insurance companies pursuant to which these companies offer CORE's WorkAbility services to their customers. For providing WorkAbility services, the Company is paid fees by the insurance companies. Also, the Company is active in conferences addressing disability management issues the Company's clients and prospective clients face, including acting as a host or a co-host to several conferences in 1997.

      During 1996 and 1997, Bell Atlantic Corporation represented 13% and 23%, respectively, of total revenues. No other client represented more than 10% of total revenues. During the years ended December 31, 1996 and 1997, the Company's five largest clients represented 36% and 43%, respectively, of total revenue, and its ten largest clients represented 53% and 58%, respectively, of total revenue.

      CORE typically enters into service agreements with its clients. These agreements have automatically renewable successive terms of between one and three years, but are generally terminable upon 60 to 90 days notice. They do not generally provide for minimum payments and are usually non-exclusive. Subject to earlier termination provisions set forth therein, CORE's Bell Atlantic agreements range from 3 to 10 years. Certain contracts include provisions that the fees payable to CORE can vary based upon CORE's performance and the savings achieved by the client under the contract.

      For many of its programs, CORE charges its clients a "capitated fee" (i.e., a fixed per employee per month ("PEPM") fee.) The amount of this fee varies depending on the size of the client and the number and type of review programs selected by the client. For other services, CORE charges fees on an hourly, per case or percentage of cost recovery (for social security advocacy and Medicare programs) basis rather than a capitated basis. In most cases, CORE's services are advisory in nature. Notwithstanding the outcome of CORE's review, decisions as to the payment or denial of benefits and eligibility or coverage under the benefit plan are typically made by the administrator of the participant's health care plan, not by CORE. The patient and the attending physician always make decisions as to the patient's medical treatment, not by CORE.

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

      CORE's wide area network (WAN) is designed to support the organization's rapid growth. A "scalable" architecture has provided flexibility, allowing for timely deployment of upgraded facilities in response to the business' needs. CORE recently completed the installation of an alternative WAN capability that will assure continuous business operations during network outages. Another ongoing initiative within information systems development is the continual implementation of available information technology to significantly enhance the productivity of all CORE's key products and services. This includes, specifically, the integration of imaging, network fax and computer integrated telephone technology into the workflow. Additionally, in the near future, CORE's WorkAbility clients will have access to information via an Internet connection.

      The WorkAbility-Plus system, CORE's client/server technology based application has provided for the ability to migrate rapidly into expanding business opportunities. CORE recently completed the development of a new module to support our burgeoning Family Medical Leave ("FML") business. Totally integrated with other absence management capabilities, the FML module provides robust capabilities tailored to Federal guidelines as outlined in the Family Medical Leave Act and other state sponsored legislation. This architecture is designed to allow for client server operation and rapid feature development. The WorkAbility-Plus application utilizes software architecture that provides maximum flexibility in attaching industry-standard databases to support growth and varying client needs. The Company believes that this architecture will support the integration of additional absence management capabilities.

      Funding for the initial development of CORE's WorkAbility software (original version) was provided by Chrysler Motor Corporation ("Chrysler") in exchange for a perpetual, non-exclusive, non-transferable license to use such software. Ownership of the WorkAbility software has been retained by CORE, which has the exclusive right to market the software to others. Pursuant to the terms of its agreement with Chrysler, CORE is paying Chrysler 25% of certain licensing fees paid to CORE with respect to the WorkAbility software until the total of such payments equal 140% of the development costs (approximately $2.8 million). Only limited payments have been made by CORE through December 31, 1997. In addition, in the event that CORE fails to attempt to market the software to third parties, Chrysler will have certain rights to market and license the software independently.

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

      CORE's operations depend upon its continued good standing under applicable laws and regulations. To date, the cost of compliance has not been material. Such laws and regulations, however, are subject to amendment or new interpretation by authorities in each jurisdiction. If amended regulations or new interpretations of federal or state laws or regulations arise, CORE, may have difficulty complying without significant expense or changes in operations. The Company is unable to predict what additional government regulations, if any directly or indirectly affecting its business may be promulgated. Although the Company believes that it is currently in compliance with applicable regulations in those states in which it is subject to regulation, the Company's business could be adversely affected by a revocation of or failure to obtain required licenses and governmental approvals, a failure to comply with applicable regulations or significant changes in regulations applicable to its clients.

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

EMPLOYEES AND PHYSICIAN CONSULTANTS

      In addition to its available staff of approximately 370 physician consultants (300 of whom are Board certified) covering the major medical specialties, CORE has approximately 500 employees. Generally, CORE's physician consultants are paid by CORE on a per hour or per case review basis. Almost all of CORE's physicians are retained by the Company as independent contractors and also maintain active practices. The majority of the Company's physicians work between 5 and 20 hours per week for the Company. Compensation to CORE's reviewers is not related to any cost savings achieved by CORE's clients.

ITEM 2.  PROPERTIES.

      The Company occupies its executive headquarters in Irvine, California pursuant to leases for approximately 16,500 sq. feet, which expire in September 2000. The Company also leases facilities of approximately 18,000 sq. feet in Boston, Massachusetts under a lease that expires in May 2000, and approximately 22,500 sq. feet in Burlington, Massachusetts under leases that expire in December 2001 and April 2002. Additionally, the Company leases facilities of approximately 16,000 sq. feet in Los Angeles, California under a lease that expires in June 1998, approximately 18,000 sq. feet in Silver Spring, Maryland under a lease that expires in June 2001, approximately 10,000 sq. feet in Novi, Michigan under a lease that expires in August 1998, approximately 7,400 sq. feet in Austin, Texas under a lease that expires in September 1999 and approximately 2,400 sq. feet in Forth Worth, Texas under a lease that expires in July 1998.

ITEM 3.  LEGAL PROCEEDINGS.

      Generally, the review services provided by the Company are advisory in nature, and final determination as to payment or nonpayment of benefits is not made by the Company. Certain clients, including Bell Atlantic Corporation, have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan. Determinations as to the medical care provided to a patient are always made by the patient or the attending physician and are not made by CORE. However, due to the significant number of claims in the medical malpractice field in general, it is possible that a patient may assert claims against the Company for damages due to adverse medical consequences. New or existing legal theories by which patients or physicians may attempt to assert liability against the Company or other companies engaged in the industry are developing and are expected to continue to develop. Although the Company believes that its procedures result in reasonable and accurate determinations of coverage, there can be no assurance that claims will not be made or that the Company's procedures for limiting liability will be effective. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date. However, there can be no assurance that such insurance will be sufficient to protect the Company from liability which might adversely affect the Company's business, operating results or financial condition or will continue to be available to the Company at reasonable cost or at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of CORE's executive officers:

          Name                       Age  Position
          ----                       ---  --------
          George C. Carpenter IV     39   Chairman of the Board of Directors
                                             and Chief Executive Officer
          Craig C. Horton            43   President and Chief Operating Officer
          William E. Nixon           37   Executive Vice President, Chief Financial
                                             Officer, Treasurer and Clerk
          Nancy S. Moore             48   Senior Vice President, Operations
          Michael Darkoch            54   Senior Vice President, Client Development
          R. Gary Dolenga            53   President, SSDC Corp.
          Ophelia Galindo          40   Corporate Vice President, Product
                                             Management and Technical Development

       Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

       George C. Carpenter IV was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting, and was elected the Chairman of the Board of Directors and Chief Executive Officer of the Company effective with the Company's March 24, 1995 merger involving Core Management, Inc. (the "CMI/PRA Merger"). Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI") and now wholly-owned subsidiary of the Company, since its formation in 1990. In addition, Mr. Carpenter served as the Chairman, Chief Executive Officer, Secretary and a Director of Core Management, Inc., a California corporation and wholly-owned subsidiary of CMI ("CMI-California"), from its formation in 1990. As a result of the reorganization of CMI-California and Integrated Behavioral Health ("IBH"), a California corporation and wholly-owned subsidiary of CMI in March 1993, Mr. Carpenter was appointed as a Director of IBH. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

       Craig C. Horton was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting and was elected the President and Chief Operating Officer of the Company on March 30, 1995. Mr. Horton served as the President and a Director of CMI and CMI-California from their respective formations in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. In December 1994, Mr. Horton was named as a Director and Chief Executive Officer of IBH. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

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

      Nancy S. Moore was elected Senior Vice President, Operations in September 1997. Ms. Moore served as Vice President, Eastern Operations of the Company since the March 24, 1995 CMI/PRA merger. Ms. Moore joined the Company in July 1990 as Manager, Case Management. In November 1992 she became Director, Operations and was promoted to Vice President, Operations in May 1994. Prior to her employment with the Company, Ms Moore served as Administrator, Behavioral Health Utilization Review Department of Blue Cross and Blue Shield of Massachusetts and Director of Nursing Services of Charles River Hospital, Community Care Systems, Inc.

      Michael Darkoch joined the Company in September 1997 and was elected Senior Vice President, Client Development in December 1997. Mr. Darkoch came to CORE from Caremark International, where he held senior management positions, including Vice President of Corporate Account Management and Vice President of Business Development. His background includes account management process design and sales development. Mr. Darkoch has over 23 years of experience in the health care industry.

      R. Gary Dolenga joined the Company in June 1997 upon acquisition of certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"). SSDC was formed by Mr. Dolenga in 1979. For the 18 years prior to the acquisition of SSDC by CORE, Mr. Dolenga served as the Managing Director and President of SSDC where he was responsible for the administration, professional service and sales of the social security disability benefits advocacy and Medicare coordination of benefits components of SSDC.

      Ophelia Galindo was elected the Corporate Vice President, Product Management and Technical Development of the Company on March 30, 1995. Formerly, Ms. Galindo was employed by CMI, beginning in February 1986 as a senior consultant; in June 1994, Ms. Galindo was promoted by CMI to be its Vice President, Disability Analysis.

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

                                       High        Low
         1996
                First quarter          $13 3/8     $8 3/8
                Second quarter          17 1/4      11
                Third quarter           15 1/2      8
                Fourth quarter          12 5/8      6 7/8

         1997
                First quarter          9 5/8       5 7/8
                Second quarter         9           6 1/8
                Third quarter          11 1/8      8 5/8
                Fourth quarter         12 1/2      9 7/8

      On March 20, 1998, the closing sale price of the Company's Common Stock, as quoted on the Nasdaq - NNM, was $13 per share.

      As of March 20, 1998, there were approximately 155 record holders of the Company's Common Stock and over 1,000 beneficial owners. There are no outstanding shares of the Company's Preferred Stock and, accordingly, no market for said shares.

DIVIDEND POLICY

      The Company has never paid a cash dividend. Inasmuch as the Company intends to retain earnings for the operation and expansion of its business, the Company does not intend to pay dividends on its Common Stock for the foreseeable future. The Company's Board of Directors will determine future dividend policy in light of the then prevailing financial condition of the Company and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

      In 1997, the Company sold the following shares of Common Stock which were not registered under Securities Act at the time of issuance. Except as otherwise noted, such shares were sold to present and former employees or consultants upon the exercise of stock options.

      These shares of Common Stock were not registered under the Securities Act at the time of sale issuance and, in reliance upon the exemption contained in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

                                                    Number of  Purchase Price
         Date       Security        Purchaser        Shares      per Share
         -----------------------------------------------------------------------
         5/27/97    Common Stock    T. Vermilya           95    $6.25
         5/29/97    Common Stock    J. Pappajohn (1)  26,800    $3.36
         5/30/97    Common Stock    E. Slater             47    $6.25
         5/30/97    Common Stock    M. Smotrich           23    $6.25
         6/19/97    Common Stock    D. Ferrell            26    $6.25
         7/29/97    Common Stock    K. Kemp               60    $6.25
         8/6/97     Common Stock    S. Caulfield(2)    7,500    $3.28
         8/6/97     Common Stock    S. Caulfield(2)    2,500    $6.25
         9/16/97    Common Stock    D. Vuong              30    $6.25
         9/26/97    Common Stock    J. Mushtare           68    $6.25
         10/20/97   Common Stock    S. Bradley            58    $6.25
         10/31/97   Common Stock    S. Gerson            388    $6.25
         10/31/97   Common Stock    S. Gerson          1,000    $3.13
         11/4/97    Common Stock    K. Cullen             30    $6.25
         11/21/97   Common Stock    R. Sarbanis           31    $6.25
         12/31/97   Common Stock    E. Dolenga           200    $8.75

----------------
(1) Mr. Pappajohn is a Director of the Company and these shares were sold to him pursuant to his exercise of a Warrant Agreement granted on June 1, 1994.

 (2) Mr. Caulfield is a Director of the Company and the shares were sold to him pursuant to his exercise of Stock Option Agreements granted on March 24, 1995 and November 2, 1995, with respect to his services as a Director.

ITEM 6. SELECTED FINANCIAL DATA.

        As set forth in the Company's Form 12b-25 filed on or about April 1, 1998, the Company's financial statements for the year ended
        December 31, 1997 are not yet finalized. The Company intends to file an Amendment to this Form 10-K within the 15 day time period permitted under Rule 12b-25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        As set forth in the Company's Form 12b-25 filed on or about April 1, 1998, the Company's financial statements for the year ended
        December 31, 1997 are not yet finalized. The Company intends to file an Amendment to this Form 10-K within the 15 day time period permitted under Rule 12b-25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        As set forth in the Company's Form 12b-25 filed on or about April 1, 1998, the Company's financial statements for the year ended
        December 31, 1997 are not yet finalized. The Company intends to file an Amendment to this Form 10-K within the 15 day time period permitted under Rule 12b-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1998 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

      Certain information as it pertains to executive officers, is included at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1998 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1998 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1998 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K.

      (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULE AND EXHIBITS.

          As set forth in the Company's Form 12b-25 filed on or about April 1, 1998, the Company's financial statements for the year ended
          December 31, 1997 are not yet finalized. The Company intends to file an Amendment to this Form 10-K within the 15 day time period permitted under Rule 12b-25.

      3. EXHIBITS.

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

2.3    Asset Purchase Agreement dated June 14, 1997, by and among CORE, INC.,
       SSDC Corp., Social Security Disability Consultants Limited Partnership,
       Disability Services, Inc., DSI Medicare Consultants, Inc., R. Gary
       Dolenga and Phylis M. Dolenga, including Amendment No. 1 to Asset
       Purchase Agreement, dated June 25, 1997, and Exhibit A - Performance
       Criteria (excluding other Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

2.4*   Asset Purchase Agreement dated March 17, 1998, by and among CORE,
       INC., TCM Services, Inc., Transcend Case Management, Inc. and Transcend
       Services, Inc. (excluding exhibits and schedules).

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

Exhibit
Number Description
------ -----------

10.3   Services Agreement, dated as of August 1, 1996, between CORE, INC.
       and Bell Atlantic Corporation (without schedules and appendices).

10.4 Registrant's Amended and Restated 1986 Stock Option Plan. Filed as exhibit no. 10.11 to the Registrant's Registration Statement on Form S-1
       (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

10.5 Amendment to Amended and Restated 1986 Stock Option Plan. Filed as exhibit no. 19.1 to the Registrant's Quarterly Report on Form 10-Q, filed
       November 16, 1992, and incorporated herein by reference.

10.6 Registrant's Amended and Restated 1991 Stock Option Plan. Filed as exhibit no. 4.3 to the Registrant's Registration Statement on Form S-8
       (Registration No. 333-15261), filed October 31, 1996, and incorporated herein by reference.

10.7   Form of Stock Option Agreement, dated as of May 17, 1993, between
       Registrant and William E. Nixon. Filed as exhibit no. 10.5 to
       Registrant's Quarterly Report on Form 10-Q, filed June 30, 1993, and incorporated herein by reference.

10.8 Form of Stock Option Agreement, granted January 16, 1994, to non-employee directors. Filed as exhibit no. 10.45 to the Registrant's Annual Report on Form 10-K, filed March 31, 1994, and incorporated herein by reference.

10.9 Form of Stock Option Agreement, granted March 23, 1995, to non-employee directors for services in 1994 and through March 23, 1995, including schedule of optionees. Filed as Exhibit No. 10.1 to Registrant's
       Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

10.10 Form of Stock Option Agreement for 19,500 shares to vest quarterly over three years granted March 24, 1995, to non-employee directors, including schedule of optionees. Filed as Exhibit No. 10.2 to Registrant's
       Quarterly Report on Form 10-Q, filed November 14, 1995, and incorporated herein by reference.

10.11 Form of Stock Option Agreement for 4,875 shares, granted March 24, 1995 to non-employee directors, including schedule of optionees. Filed as Exhibit No. 10.3 to Registrant's Quarterly Report on Form 10-Q, filed
       November 14, 1995, and incorporated herein by reference.

10.12 Form of Stock Option Agreement, granted April 27, 1995, to executive officers, including schedule of executive officer optionees. Filed as Exhibit No. 10.4 to Registrant's Quarterly Report on Form 10-Q, filed
       November 14, 1995, and incorporated herein by reference.

10.13 Form of Stock Option Agreement, granted April 27, 1995, for consulting and other services, including schedule of optionees. Filed as Exhibit No. 10.5 to Registrant's Quarterly Report on Form 10-Q, filed
       November 14, 1995, and incorporated herein by reference.

10.14 Form of Stock Option Agreement for 12,375 shares of Registrant's common stock granted November 8, 1995 to four non-employee directors. Filed as exhibit no. 10.58 to the Registrant's Annual Report on Form 10-K, filed
       April 1, 1996, and incorporated herein by reference.

10.15  Incentive Stock Option Agreement, dated December 8, 1995, between
       Registrant and Fredric L. Sattler. Filed as exhibit no. 10.50 to the Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.16 Form of Stock Option Agreement, granted March 29, 1996, to officers, including schedule of officer optionees. Filed as exhibit no. 10.31 to Registrant's Registration Statement on Form S-1 (Registration No.
       333-03639), filed May 13, 1996, and incorporated herein by reference.

Exhibit
Number Description
------ -----------

10.17 Form of Stock Option Agreement, granted March 29, 1996, for consulting services, including schedule of optionees. Filed as exhibit no. 10.32 to Registrant's Registration Statement on Form S-1
       (Registration No. 333-03639), filed May 13, 1996, and incorporated herein by reference.

10.18 Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no. 10.65 to the Company's Registration Statement on Form S-4
       (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.19  Forms of Stock Option Agreement under Core Management, Inc. Employee
       Stock Option Plan. Filed as exhibit no. 10.66 to the Registrant's
       Registration Statement on Form S-4 (Registration No. 33-73906), filed
       January 10, 1994, and incorporated herein by reference.

10.20  Form of Non-Employee Director Stock Option Agreement of Core
       Management, Inc. Filed as exhibit no. 10.67 to the Company's Registration
       Statement on Form S-4 (Registration No. 33-73906), filed January 10,
       1994, and incorporated herein by reference.

10.21  Registration Rights Agreement, dated February 23, 1994, between CMI and
       Silicon Valley Bank. Filed as exhibit no. 10.81 to Amendment No. 1 to the
       Registrant's Registration Statement on Form S-4 (Registration No.
       33-73906), filed June 8, 1994, and incorporated herein by reference.

10.22* Registration Rights Agreement, dated March 17, 1998, between CORE,
       INC. and Transcend Services, Inc.

10.23  Option Agreement, dated June 14, 1997, by and between CORE, INC. and
       R. Gary Dolenga. Filed as exhibit 99.1 to Registrant's current Report on
       Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.24 CORE, INC. 1997 Stock Option Plan, including forms of stock option agreements. Filed as exhibit no. 10.1 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1997, and incorporated herein by reference.

10.25  Employment Agreement, dated November 19, 1993, between the
       Registrant and William E. Nixon. Filed as exhibit no. 10.49 to
       Registrant's Registration Statement on Form S-4 (Registration No.
       33-73906), filed January 10, 1994, and incorporated herein by reference.

10.26  Employment Agreement, dated December 1, 1995, between Registrant and
       Fredric L. Sattler. Filed as exhibit no. 10.49 to the Registrant's Annual
       Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.27  Employment Agreement, dated June 25, 1997, by and between SSDC Corp.
       and R. Gary Dolenga. Filed as exhibit 99.2 to Registrant's Current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.28  401(k) Plan. Filed as exhibit no. 10.34 to the Registrant's
       Registration Statement on Form S-1 (Registration No. 33-43418), filed
       October 18, 1991, and incorporated herein by reference.

10.29 Form of Indemnification Agreement. Filed as exhibit no. 10.35 to the Registrant's Registration Statement on Form S-1 (Registration No.
       33-43418), filed October 18, 1991, and incorporated herein by reference.

10.30  Office Lease, dated December 30, 1992, between Registrant and Copley
       Place Associates Nominee Corporation (without exhibits). Filed as exhibit no. 19.5 to Registrant's Annual Report on Form 10-K, filed March 30,
       1993, and incorporated herein by reference.

10.31  First Amendment to Office Lease, dated June 3, 1993, between the
       Registrant and Copley Place Associates Nominee Corporation. Filed as exhibit no. 10.2 to Registrant's Quarterly Report on Form 10-Q, filed
       November 10, 1993, and incorporated herein by reference.

10.32  Agreement of Sublease, dated April 1, 1993, between Eastman Kodak
       Company and Core-California. Filed as exhibit no. 10.53 to the Registrant's Registration Statement on Form S-4 (Registration No.
       33-73906), filed January 10, 1994, and incorporated herein by reference.

Exhibit
Number Description
------ -----------

10.33 Second Amendment to Agreement of Sublease, dated May 17, 1995, between Eastern Kodak Company and Core-California. Filed as exhibit no.
       10.45 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.34  Lease, dated January 1, 1991, between Core-California and One
       Wheeler Road Associates. Filed as exhibit no. 10.55 to the Registrant's
       Registration Statement on Form S-4 (Registration No. 33-73906), filed
       January 10, 1994, and incorporated herein by reference.

10.35  First Amendment to Lease, dated November 28, 1995, between
       Core-California and One Wheeler Road Associates (without Exhibit). Filed as exhibit no. 10.47 to Registrant's Annual Report on Form 10-K, filed
       April 1, 1996, and incorporated herein by reference.

10.36  Office Building Lease, dated September 21, 1995, by and between
       McDonnell Douglas Realty Company and Registrant, including Exhibits and including Addendum to Lease Agreement. Filed as exhibit no. 10.48 to Registrant's Annual Report on Form 10-K, filed April 1, 1996, and incorporated herein by reference.

10.37 Sublease, dated May 23, 1996, between AT&T Corp., as Sublandlord, and Registrant, as Subtenant, for premises in Silver Spring, Maryland
       (without Exhibits). Filed as exhibit no. 10.63 to Registrant's Amendment
       No. 3 to Registration Statement on Form S-1 (Registration No. 333-03639), filed July 25, 1996, and incorporated herein by reference.

21.1*  Subsidiaries of the Registrant.

27.2* Financial Data Schedule for years ended December 31, 1995 and 1996 and for quarters ended March, June and September of 1996.

27.3* Financial Data Schedule for quarters ended March, June and September of 1997.

------------------------------------
* Filed herewith


(b)    REPORTS ON FORM 8-K.

       There were no reports on Form 8-K filed during the last quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORE, INC.

Date:  March 27, 1998                 By: /s/ George C. Carpenter IV
                                         ------------------------------------
                                         George C. Carpenter IV
                                         Chairman of the Board and
                                           Chief Executive Officer


Date:  March 27, 1998                 By: /s/ William E. Nixon
                                         ------------------------------------
                                          William E. Nixon
                                          Chief Financial Officer, Executive
                                            Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ George C. Carpenter IV        Chairman of the Board of Directors     March 27, 1998
----------------------------            and Chief Executive Officer
George C. Carpenter IV

 /s/ William E. Nixon              Chief Financial Officer, Executive     March 27, 1998
----------------------------            Vice President and Treasurer
William E. Nixon

 /s/ Pamela Ochs-Piasecki          Chief Accounting Officer               March 27, 1998
----------------------------
Pamela Ochs-Piasecki

 /s/ Leslie Alexandre              Director                               March 27, 1998
----------------------------
Leslie Alexandre

 /s/ Stephen C. Caulfield          Director                               March 27, 1998
----------------------------
Stephen C. Caulfield

 /s/ Richard H. Egdahl, M.D        Director                               March 27, 1998
---------------------------
Richard H. Egdahl, M.D.

 /s/ Craig C. Horton               Director                               March 27, 1998
----------------------------
Craig C. Horton

 /s/ John Pappajohn                Director                               March 27, 1998
----------------------------
John Pappajohn