Form 10-K405/A
period 1997-12-31
CORE INC
filed 1998-04-10
CIK 880238

                                                The following items were the
                                                subject of a form 12b-25 and
                                                are included herein:
                                                Items 6, 7, 8, 14(a)(1) and
                                                (2) and Exhibits 23.1 and 27.1




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

                                   Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

     Item 6.       Selected Financial Data

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 8.       Financial Statements and Supplementary Data

     Item 14.      Exhibits, Financial Statements and Reports on Form 8-K

     Exhibit 23.1  Consent of Ernst & Young LLP, Independent Auditors

     Exhibit 27.1  Financial Data Schedule For Year Ended December 31, 1997

The information required by these Items is filed herewith by amendment pursuant to Rule 12b-15.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CORE, INC.

Date: April 8, 1998                    By:  /s/ George C. Carpenter IV
                                            ---------------------------------
                                            George C. Carpenter IV
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


Date: April 8, 1998                    By:  /s/ William E. Nixon
                                            ---------------------------------
                                             William E. Nixon
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Clerk (Principal Financial Officer)

Item 6.  Selected Financial Data.

      The following selected financial data are derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere herein.

                                                   Year ended December 31,
                                     ------------------------------------------------
                                       1993     1994      1995     1996      1997
                                     ------------------------------------------------
                                        (In thousands, except per share amounts)
Statement of Operations Data:
Revenues                              $16,316   $16,746  $20,769   $28,806   $38,507
Cost of services                       10,714    11,305   12,839    17,741    23,330
                                      -----------------------------------------------
     Gross profit                       5,602     5,441    7,930    11,065    15,177

Operating expenses:
   General and administrative           5,096     4,265    4,787     6,285     7,940
   Sales and marketing                  1,787     1,563    1,499     1,744     2,483
   Merger costs                         1,182     1,114      994
   Corporate relocation                   163
   Non-recurring write-off of
      AmHealth acquisition                                           1,920
   Depreciation and amortization        1,067       915      905     1,338     1,955
   Write-off of goodwill                          2,294
                                      -----------------------------------------------
       Total operating expenses         9,295    10,151    8,185    11,287    12,378
                                      -----------------------------------------------

Income (loss) from operations          (3,693)   (4,710)    (255)     (222)    2,799

Other income (expense):
   Interest income                        396       296      240       385       590
   Interest expense                      (108)     (158)     (83)      (35)      (27)
   Other income (expense)                  29      (127)      19        16
                                      -----------------------------------------------
                                          317        11      176       366       563
                                      -----------------------------------------------
Income (loss) before income taxes      (3,376)   (4,699)     (79)      144     3,362
Provision for income taxes                                                       610
                                      -----------------------------------------------
Net income (loss)                     $(3,376)  $(4,699) $   (79)  $   144   $ 2,752
                                     ================================================
Net income (loss) per common share:
   Basic                              $ (0.73)  $ (1.01) $ (0.02)  $  0.03   $  0.38
                                      ===============================================
   Diluted                            $ (0.73)  $ (1.01) $ (0.02)  $  0.02   $  0.35
                                      ===============================================
Weighted average number of common
    shares and equivalents
    outstanding:
   Basic                                4,611     4,668    4,755     5,713     7,246
                                      ===============================================
   Diluted                              4,611     4,668    4,755     6,473     7,934
                                      ===============================================


                                                      December 31,
                                      -----------------------------------------------
                                       1993     1994      1995     1996      1997
                                      -----------------------------------------------
                                                      (In thousands)
Balance Sheet Data:
Cash and cash equivalents             $ 1,683   $     -  $ 1,006   $ 4,282   $ 7,945
Working capital                         6,597     4,612    3,152    15,781    11,850
Total assets                           15,972    12,504   11,869    27,844    32,815
Long-term debt and capital lease
 obligations                              223       121      817       344       190
Stockholders' equity                   12,237     7,553    7,648    24,456    27,659

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The Company provides managed disability services (which consist of the Company's WorkAbility program, analytic consulting services, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services and job analysis and loss prevention services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers. The Company is typically compensated for these services either on a per review (i.e., per case), hourly, per enrollee or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The managed disability service line also includes a limited amount of revenue (1% for the year ended December 31, 1997) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

Current Developments

      On April 14, 1997, CORE announced that the Company formed a strategic alliance with Reed Group, Ltd. to develop a new generation of products designed to better help employers manage their disability and workers' compensation costs. Reed Group, based in Denver, publishes disability duration guidelines. The guidelines entitled The Medical Disability Advisor, Workplace Guidelines for Disability Durations are marketed in text, software, and license forms and are currently used by more than 7,000 companies.

      On June 25, 1997, CORE announced that the Company purchased certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"). SSDC, based in Novi, Michigan, is a disability management services firm with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits for Fortune 500 employers and others. The transaction was an asset purchase and has been accounted for under purchase accounting rules. Consideration included cash payments, future guaranteed payments and performance based payments.

      On July 31, 1997, the Company purchased the assets and certain liabilities of Protocol Work Systems, Inc., a small Massachusetts based provider of job analysis, employee physical abilities testing and other loss prevention services to the workers' compensation market.

      On March 17, 1998, the Company purchased the operating assets and certain liabilities of Transcend Case Management, Inc. ("TCM".) TCM, based in Orlando, Florida, is a provider of workers' compensation case management services.

Results of Operations

      The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                             Year ended December 31,
                                            --------------------------
                                             1995     1996     1997
                                            --------------------------

             Revenue                         100.0%  100.0%   100.0%
             Cost of services                 61.8    61.6     60.6
             Gross profit                     38.2    38.4     39.4
             General and administrative
             expense                          23.0    21.8     20.6
             Sales and marketing expense       7.2     6.1      6.4

      The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:


                                                     Year ended December 31,
                                 ---------------------------------------------------
                                       1995             1996            1997
                                 ---------------------------------------------------
                                  Amount  Percent  Amount   Percent  Amount  Percent
                                 ---------------------------------------------------
                                                  (Dollars in thousands)

    Managed disability            $ 5,476    26%   $12,532    44%   $21,389     56%
    Specialty physician and
     behavioral health review       8,845    43      9,176    32      9,969     26
    Utilization review and case
     managemen                      6,448    31      7,098    24      7,149     18
                                  --------------------------------------------------
                                  $20,769   100%   $28,806   100%   $38,507    100%
                                  ==================================================

Managed disability services include: CORE's WorkAbility services, analytic consulting, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services, job analysis and loss prevention services and license fees.

Years Ended December 31, 1997 and 1996

      Revenues increased by $9,701,000 (34%) from $28,806,000 in 1996 to
$38,507,000 in 1997. Growth in managed disability services contributed $8,857,000 (91%) of the Company's increase in revenues and now includes revenues from the recently completed acquisitions of SSDC and Protocol Work Systems. Approximately 50% of the total revenue increase for the year is attributable to revenues generated from Bell Atlantic Corporation. CORE continued to expand its services provided to Bell Atlantic during 1997, its' first full year as a client. Each of the revenue components of managed disability services grew during 1997, with the exception of bill audit services which recorded signficantly lower revenues as a result of renegotiated client contracts. An increase in the volume of referrals resulted in increased revenues realized from specialty physician review services, growing 9% for the year ended 1997, as compared to the prior year. Revenues from utilization review and case management services remained relatively constant for the year ended 1997 as compared to the prior year. As a result of a decline in enrollment in our clients' indemnity plan based group health business, the Company expects utilization review and case management revenues to decline in future periods as compared to current year levels.

      For 1997, the Company's top five clients represented 43% of revenues compared to 36% during 1996. Bell Atlantic accounted for approximately 23% of revenue in 1997 and 13% of revenues for 1996. No other single client represented more than 10% of total revenues in 1997 or 1996.

      Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $5,589,000 (32%) from $17,741,000 in 1996 to $23,330,000 in 1997. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in June and July of 1997 and increased staffing levels required to service new and growing WorkAbility clients and growth in the Company's specialty physician review services. Additionally, increased amortization expense has been recorded as software enhancements to our operating systems are placed into service.

      CORE's gross profit performance for the year ended 1997 improved slightly to 39% from 38% in 1996. Gross profit performance for each of the Company's principal service lines for the years ended 1997 and 1996, respectively are:
40% and 46% for managed disability services, 38% and 36% for specialty physician and behavioral health review servcies and 41% and 39% for utilization review and case management services. The decline in gross margins realized by our managed dssability service line is largely attributable to the lower revenues generated from our bill audit services.

      General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $1,655,000 (26%) from $6,285,000 in 1996 to $7,940,000 in 1997. Expenses increased due primarily to higher costs associated with additional staffing in the information services areas to support the growth of the Company. Higher costs in rent, insurance costs, equipment rental and other general and administrative expenses relate primarily to the Company's Silver Spring, Maryland operating center that opened in July 1996, the expansion of space in the Company's Burlington, Massachusetts facility in early 1997, and the acquisitions of SSDC and Protocol Work Systems in June and July 1997, respectively. General and administrative expenses, as a percentage of revenues, decreased from 22% for 1996 to 21% for 1997. This improvement is generally due to greater economies of scale related to higher revenues.

      Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $739,000 (42%) from $1,744,000 in 1996 to $2,483,000 in 1997.
The increase is primarily due to increased staffing to support the sales and product development departments as well as additional travel costs and costs for participation in tradeshows. During 1997, the Company expanded its sales organization, organized its now five senior sales consultants into five geographical regions and has begun to focus its efforts on Fortune 500 company prospects. Additionally, a sales tracking system was implemented in 1997 to streamline prospective sales activities, centrally manage the Company's sales activities and assist in identifying cross-selling opportunities of the Company's products and services to take advantage of the recent acquisitions of SSDC and Protocol Work Systems. The Company expects to invest an increased amount of resources in sales and marketing in future periods.

      Depreciation and amortization expenses increased $617,000 (46%) from $1,338,000 in 1996 to $1,955,000 in 1997. The increase is largely attributable to increased depreciation expense on assets purchased for the new operating center in Silver Spring, Maryland to service the Bell Atlantic Corporation contract as well as increased amortization expense on the goodwill acquired in the purchases of SSDC and Protocol Work Systems.

      Other income consists primarily of interest income, which represents amounts earned by the Company's investments as reduced by interest expense. Other income increased $196,000 (54%) from $366,000 in 1996 to $562,000 in 1997.
The increase is due to an increase in funds available for investment following a public offering in August 1996 and a reduction in the use of the Company's line of credit.

Years Ended December 31, 1996 and 1995

      Revenues increased by $8,037,000 (39%) from $20,769,000 in 1995 to
$28,806,000 in 1996. Approximately $7,056,000 (88%) of the Company's increase in revenues came from growth in managed disability services. Approximately 47% of the revenue increase for the year is attributable to revenues generated from Bell Atlantic Corporation, to whom the Company began providing managed disability services effective August 1, 1996. Additionally, with the acquisition of CRS in October 1995, 1996 represented CORE's first full year of servicing the workers' compensation market with bill audit services. The balance of the increase in revenues can be largely attributed to the number of referrals processed in each of the Company's principal service lines which increased over the prior year.

      For 1996, the Company's top five clients represented 36% of revenues compared to 30% during 1995. Bell Atlantic accounted for approximately 13% of revenues for 1996. No other single client represented more than 10% of total revenues in 1996 or 1995.

      Cost of services increased $4,902,000 (38%) from $12,839,000 in 1995 to $17,741,000 in 1996. The increase is primarily the result of additional payroll costs associated with processing a higher volume of referrals and increased staffing levels required to service new and growing WorkAbility clients. CORE's gross profit performance for the years ended 1995 and 1996 is unchanged at approximately 38%, despite the addition of a significant customer during 1996. Typically, when a major client such as Bell Atlantic Corporation is implemented the Company expends a significant amount of resources during the implementation, which can result in lower gross profit margins during the implementation period. Consequently, the Company's results of operations for any one quarter may not be indicative of results to be expected for any other quarter or for a particular fiscal year.

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

        Sales an marketing expenses increased $245,000 (16%) from $1,499,000 in 1995 to $1,744,000 in 1996. The increase is primarily due to increased travel expenses in the account management department and increased staffing to support the marketing department. The Company's sales and marketing strategy has historically focused the efforts of an industry known senior management team and a smaller sales and marketing staff on fewer but significantly larger sales prospects. During 1996, the Company maintained this approach, however has added staffing to increase its distribution sales effort which is aimed at intermediaries, e.g., insurance companies and TPAs, who provide sales leverage and access to companies with 1,000-5,000 employees, thereby, broadening the Company's target market.

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

      In connection with the termination of the AmHealth Acquisition Agreement entered into by the Company with AmHealth, Inc. ("AmHealth") on May 10, 1996 and terminated on July 24, 1996, the Company incurred a one-time charge to earnings of $0.9 million for the write-off of transaction costs related to the proposed AmHealth acquisition. Additionally, in connection with the proposed acquisition, the Company made a $1.0 million loan to AmHealth (the "AmHealth Loan"). Because there was substantial doubt about AmHealth's ability to repay the AmHealth Loan, the Company wrote-off the AmHealth Loan during the year ended December 31, 1996 resulting in an additional non-recurring charge to earnings of $1.0 million.

      Other income consists primarily of interest income, which represents amounts earned by the Company on investments held, as reduced by interest expense, which primarily relates to borrowings under lines of credit. During 1996, other income increased $190,000 (108%) from $176,000 in 1995 to $366,000 in 1996 due to an increase in funds available for investment following a public offering in August 1996 and the Company significantly reducing its use of its lines of credit.

Financial Condition, Liquidity and Capital Resources

      For the year ended December 31, 1997, the Company's cash and cash equivalents increased by $3,663,000. For this period, operating activities provided $3,928,000 primarily due to net income of $2,752,000, depreciation and amortization of $2,582,000 and an increase in accounts payable of $586,000, offset by an increase in accounts receivable of $1,927,000. The Company's investing activities used $254,000 of cash, primarily due to the acquisitions of SSDC and Protocol Work Systems for $5,435,000 and equipment and furniture purchases of $1,828,000 as offset by net sales of investments available-for-sale of $7,216,000. The Company's financing activities used $11,000 for this period primarily due to proceeds from the exercise of stock options and warrants as offset by payments on obligations from acquisition.

      The Company leases its facilities and certain office equipment. Lease commitments, which relate substantially to space rental, for the years ended December 31, 1998 and December 31, 1999 are approximately $1.8 million and $1.5 million, respectively. All obligations held by the Company under lease commitments expire on various dates through April 2002 and total $5.2 million as of December 31, 1997.

      The Company has net operating loss carryforwards for income tax purposes of approximately $5 million as of December 31, 1997, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions. See Note 9 of Notes to Consolidated Financial Statements of the Company.

      The Company plans to finance its operations and working capital requirements with the proceeds of the August 1996 offering, earnings from operations, investments on hand and other sources of available funds. The Company presently believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1998.

      The Company's primary computer application platforms were originally designed to process and store dates in a four-character year format. The Company believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. CORE's major systems are effectively Year 2000 compliant and will require minor modifications. The Company has completed an assessment of all internal applications and licensed operating systems, software tools and utilities. Additionally, the Company has evaluated third party data feeds, primarily to/from client's information systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter.

      The Year 2000 project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

      The costs of the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 8. Financial Statements and Supplementary Data.

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

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K.

      (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULE AND EXHIBITS.



       1. FINANCIAL STATEMENTS. The information called for by this item appears under the caption Index to Financial Statements (page F-1 hereof). Such information is incorporated by reference herein.

       2. FINANCIAL STATEMENTS SCHEDULE. The information called for by this item appears under the caption Index to Financial Statements (page F-1 hereof). Such information is incorporated by reference herein.



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


2.4    Asset Purchase Agreement dated March 17, 1998, by and among CORE,
       INC., TCM Services, Inc., Transcend Case Management, Inc. and Transcend
       Services, Inc. (excluding exhibits and schedules). Filed as exhibit
       2.4 to Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.


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


10.22  Registration Rights Agreement, dated March 17, 1998, between CORE,
       INC. and Transcend Services, Inc. Filed as exhibit 10.22 to
       Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.


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


21.1   Subsidiaries of the Registrant. Filed as exhibit 21.1 to Registrant's
       Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

23.1*  Consent of Ernst & Young LLP, independent auditors

27.1*  Financial Data Schedule for year ended December 31, 1997.

27.2 Financial Data Schedule for years ended December 31, 1995 and 1996 and for quarters ended March, June and September of 1996. Filed as exhibit
       27.2 to Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

27.3 Financial Data Schedule for quarters ended March, June and September of 1997. Filed as exhibit 27.3 to Registrant's Annual Report on Form
       10-K, filed April 1, 1998, and incorporated herein by reference.


------------------------------------
* Filed herewith


(b)    REPORTS ON FORM 8-K.

       There were no reports on Form 8-K filed during the last quarter of 1997.

                                     CORE, INC.

                           INDEX TO FINANCIAL STATEMENTS


CORE, INC. AUDITED FINANCIAL STATEMENTS

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets - December 31, 1996 and 1997                     F-3

Consolidated Statements of Operations - Years ended December 31, 1995,
 1996 and 1997                                                               F-5

Consolidated  Statements of  Stockholders'  Equity - Years ended
 December 31, 1995, 1996 and 1997                                            F-6

Consolidated Statements of Cash Flows - Years ended December 31, 1995,
 1996 and 1997                                                               F-7

Notes to Consolidated Financial Statements                                   F-8

FINANCIAL STATEMENTS SCHEDULE

Schedule II - Valuation and Qualifying Accounts                             F-17

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
CORE, INC.

We have audited the accompanying consolidated balance sheets of CORE, INC. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CORE, INC. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            ERNST & YOUNG LLP


Boston, Massachusetts
February 19, 1998, except for
  Note 15 as to which the date
  is March 17, 1998

                                   CORE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                              -------------------------
                                                   1996       1997
                                              -------------------------
Assets
Current assets:
 Cash and cash equivalents                      $4,281,994   $7,944,595
 Cash pledged as collateral                        192,000
 Investments available-for-sale                  8,435,531    1,188,037
 Accounts receivable, net of allowance for
  doubtful accounts of $221,925 in 1996
  and $151,633 in 1997                           4,545,738    6,473,037
 Notes receivable from officers                    106,926      106,388
 Prepaid expenses and other current assets         891,932      815,100
                                              -------------------------
Total current assets                            18,454,121   16,527,157

Property and equipment, net                      6,445,420    6,444,803
Deposits and other assets                          699,901      494,208
Goodwill, net of accumulated amortization of
  $87,400 in 1996 and $340,705 in 1997           2,035,604    8,818,159
Intangibles, net of accumulated amortization
  of $401,307 in 1996 and $579,295 in 1997         208,693      530,705
                                              -------------------------

Total assets                                   $27,843,739  $32,815,032
                                              -------------------------
                                              -------------------------

See accompanying notes.

                                     CORE, INC.
                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                     December 31,
                                                 1996         1997
                                             -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   743,143  $   833,898
  Accrued expenses                              698,362    1,201,283
  Accrued payroll                               465,520      650,230
  Accrued vacation                              543,597      645,262
  Deferred income taxes                          68,316       74,816
  Notes payable                                  58,099       64,900
  Obligation from acquisition                              1,125,000
  Current portion of obligations to
   former shareholders                           50,000       50,000
  Current portion of capital lease
   obligations                                   46,498       31,651
                                            --------------------------
Total current liabilities                     2,673,535    4,677,040

Long-term obligations to former
  shareholders, net of current portion           50,000
Note payable                                    256,690      185,049
Capital lease obligations, net of current
  portion                                        37,275        4,695
Deferred rent, net of current portion           220,539      146,592
Deferred income taxes                           149,500      143,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, authorized
  500,000 shares; no shares outstanding
Common stock, $0.10 par value per share;
  authorized 30,000,000 shares; issued
  and outstanding 7,172,711 and 7,303,079
  at December 31, 1996 and 1997,
  respectively                                  717,271      730,308
Additional paid-in capital                   34,465,146   34,909,579
Deferred compensation                           (38,640)     (13,392)
Cumulative unrealized gain on investments
  available-for-sale                             31,983
Accumulated deficit                         (10,719,560)  (7,967,839)
                                            -------------------------
Total stockholders' equity                   24,456,200   27,658,656
                                            -------------------------

Total liabilities and stockholders' equity  $27,843,739  $32,815,032
                                            -------------------------
                                            -------------------------

See accompanying notes.

                                     CORE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year ended December 31,
                                             ----------------------------------
                                                1995        1996        1997
                                             ----------------------------------

Revenues                                    $20,768,521 $28,805,590 $38,506,563
Cost of services                             12,838,971  17,740,901  23,330,004
                                             ----------------------------------
Gross profit                                  7,929,550  11,064,689  15,176,559

Operating expenses:
   General and administrative                 4,787,238   6,284,651   7,940,005
   Sales and marketing                        1,499,120   1,744,386   2,482,561
   Restructuring costs                          557,515
   Merger costs and expenses                    436,104
   Depreciation and amortization                904,900   1,338,122   1,954,810
   Non-recurring write-off of AmHealth
     acquisition                                          1,919,871
                                             ----------------------------------
     Total operating expenses                 8,184,877  11,287,030  12,377,376
                                             ----------------------------------

Income (loss) from operations                  (255,327)   (222,341)  2,799,183

Other income (expense):
   Interest income                              239,590     385,394     589,853
   Interest expense                             (83,410)    (35,512)    (27,315)
   Realized gain on sale of investments
    available-for-sale                            9,123      16,003
   Other income                                  10,851         481
                                             ----------------------------------
                                                176,154     366,366     562,538
                                             ----------------------------------
Income (loss) before income taxes               (79,173)    144,025   3,361,721
   Provision for income taxes                                           610,000
                                             ----------------------------------
Net income (loss)                              $(79,173)   $144,025  $2,751,721
                                             ----------------------------------
                                             ----------------------------------

Net income (loss) per common share:
   Basic                                         $(0.02)      $0.03       $0.38
                                             ----------------------------------
                                             ----------------------------------
   Diluted                                       $(0.02)      $0.02       $0.35
                                             ----------------------------------
                                             ----------------------------------
Weighted average number of common shares
  and equivalents outstanding:
   Basic                                      4,755,000   5,713,000   7,246,000
                                             ----------------------------------
                                             ----------------------------------
   Diluted                                    4,755,000   6,473,000   7,934,000
                                             ----------------------------------
                                             ----------------------------------

See accompanying notes.

                                   CORE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           ADDITIONAL                     UNREALIZED                      TOTAL
                                    COMMON      STOCK       PAID-IN          DEFERRED     GAIN (LOSS)  ACCUMULATED     STOCKHOLDERS'
                                    SHARES      AMOUNT      CAPITAL        COMPENSATION  INVESTMENTS     DEFICIT          EQUITY
                     ---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994        4,739,943  $  473,994   $ 17,902,519                  $ (39,408)  $(10,784,412)    $  7,552,693
Exercise of stock options              54,460       5,446         85,628                                                     91,074
Deferred compensation
  related to stock options issued                                 64,400   $  (64,400)
Amortization of deferred
  compensation                                                                 13,280                                        13,280
Change in  unrealized gain
  (loss) on investments
  available-for-sale                                                                         70,383                          70,383
Net loss                                                                                                   (79,173)         (79,173)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995        4,794,403     479,440     18,052,547      (51,120)       30,975    (10,863,585)       7,648,257
Exercise of stock options             129,508      12,951        349,416                                                    362,367
Issuance of common stock from
  public offering  (net of
  offering costs)                   2,248,800     224,880     16,063,183                                                 16,288,063
Amortization of deferred
  compensation                                                                 12,480                                        12,480
Change in unrealized gain
  (loss) on investments
  available-for-sale                                                                          1,008                           1,008
Net income                                                                                                 144,025          144,025
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 1996       7,172,711     717,271     34,465,146      (38,640)       31,983    (10,719,560)      24,456,200
Exercise of stock options             130,368      13,037        462,986                                                    476,023
Amortization of deferred
  compensation costs                                                            6,695                                         6,695
Reduction of deferred
  compensation costs due to
  extinguishment of
  unvested options                                               (18,553)      18,553
Change in unrealized gain
  (loss) on investments
  available-for sale                                                                        (31,983)                        (31,983)
Net income                                                                                               2,751,721        2,751,721
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997        7,303,079  $  730,308   $ 34,909,579   $  (13,392)    $      --   $ (7,967,839)    $ 27,658,656
====================================================================================================================================

See accompanying notes.

                                   CORE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                            1995              1996             1997
                                                     --------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                    $    (79,173)       $    144,025      $  2,751,721
Adjustments to reconcile net income (loss) to
  net cash provided by
  (used in) operating  activities:
    Depreciation                                          837,316           1,189,488         1,651,110
    Amortization                                          148,836             374,799           931,206
    Realized gain on sale of investments
     available-for-sale                                    (9,123)            (16,003)
    Compensation expense related to issuance
     of stock options                                      13,280              12,480             6,695
    Decrease in obligations to former shareholders                           (261,225)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable           272,644          (1,558,382)       (1,927,299)
     (Increase) decrease in prepaid
      expenses and other assets                           164,571          (1,000,060)          (71,408)
     Increase (decrease) in cash overdraft               (301,367)
     Increase (decrease) in accounts
      payable and accrued expenses                       (607,675)             31,140           585,849
                                                     ---------------------------------------------------
Net cash provided by (used in) operating
  activities                                              439,309          (1,083,738)        3,927,874

INVESTING ACTIVITIES:
  Net additions to property and equipment              (1,278,720)         (4,589,839)       (1,828,321)
  Disposals of property and equipment                       4,688
  Net additions to intangible assets                                         (176,119)         (391,307)
  Decrease in cash pledged as collateral                  464,884             106,000           192,000
  (Increase) decrease in deposits                         (19,056)            (69,268)           42,162
  (Increase) decrease in notes receivable
   from officers                                          (23,507)            (71,419)              538
  Payments for acquisitions, net of cash
   acquired                                            (1,510,024)                           (5,434,612)
  Payments on non-compete obligations to
   former shareholders                                    (50,000)                              (50,000)
  Purchases of investments available-for-sale          (3,985,892)        (23,612,768)      (44,647,453)
  Sales of investments available-for-sale               8,392,306          16,725,858        51,862,964
                                                     ---------------------------------------------------
Net cash provided by (used in) investing
  activities                                            1,994,679         (11,687,555)         (254,029)

FINANCING ACTIVITIES:
  Net repayments under revolving line of
   credit                                              (1,200,000)
  Payments on officer's notes                            (200,000)
  Payments on obligation from acquisition                                                      (375,000)
  Payments on obligations to former
   shareholders                                                              (682,390)
  Issuance of notes payable                               179,997             328,518
  Payments on notes payable                              (208,085)           (169,723)          (64,840)
  Payments on capital lease obligations                   (91,167)            (79,355)          (47,427)
  Proceeds from issuance of common stock,
   net of offering costs                                                   16,288,063
  Issuance of common stock upon exercise of
   stock options and warrants                              91,074             362,367           476,023
                                                     ---------------------------------------------------
Net cash provided by (used in) financing
  activities                                           (1,428,181)         16,047,480           (11,244)
                                                     ---------------------------------------------------
Net increase in cash and cash equivalents               1,005,807           3,276,187         3,662,601

Cash and cash equivalents at beginning of year                              1,005,807         4,281,994
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
Cash and cash equivalents at end of year             $  1,005,807        $  4,281,994      $  7,944,595
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

Supplemental disclosure of cash flow information:
  Interest paid                                      $     83,322        $     55,697      $     23,492
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
  Income taxes paid                                                                        $    221,393
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

Noncash investing activities:
  Capital lease obligation incurred                  $     25,266
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

See accompanying notes.

                                   CORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

2.  ACQUISITION

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial cash payment of $5,000,000, additional obligations payable of $1,500,000 (payable in quarterly installments through June 1998) and additional performance related cash payments of up to $920,000. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired amounted to approximately $6,700,000 which has been accounted for as goodwill and is being amortized on a straight-line basis over 20 years.

The additional performance related payments are payable in cash and will be computed based on agreed upon pre-tax net income targets from September 1997 through June 1999. Additional performance based payments of $137,500 were made as of December 31, 1997 and were accounted for as an adjustment to goodwill.

The consolidated financial statements include the operating results of SSDC from the date of acquisition. The following pro forma information has been prepared as if the acquisition had occurred on January 1, 1996. The pro forma financial data set forth below includes certain adjustments for the amortization of intangibles arising from the transaction, the reduction of interest income from the use of short-term investments to fund the acquisition and the provision for income taxes as a result of the income recognized by SSDC.

                                              Year ended December 31,
                                             1996               1997
                                       ---------------------------------
Revenues                                  $36,990,000       $41,900,000
Income before extraordinary item          $ 3,624,000       $ 3,598,000
Net income                                $ 3,624,000       $ 4,947,000
Earnings per common share:
   Income before extraordinary item:
      Basic                                     $0.60             $0.50
      Diluted                                   $0.54             $0.45
   Net income:
      Basic                                     $0.60             $0.68
      Diluted                                   $0.54             $0.62

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transaction occurred on the date indicated.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

RISKS AND UNCERTAINTIES
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, investments available-for-sale, and trade receivables.

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments available-for-sale represent the investment of excess cash in commercial paper, corporate bonds and United States Government securities.

The Company provides its services to companies throughout the United States in various industries, including, but not limited to the healthcare industry. Management does not believe significant credit risk exists at December 31, 1997 as a result of the large and diverse nature of the Company's customer base. The Company maintains allowances for potential credit losses, and these losses have consistently been within management's expectations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable are reflected in the financial statements at fair value because of the short-term maturity of those instruments.

INVESTMENTS
Investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the SFAS 115, debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are carried at amortized cost. Debt securities that the Company does not have the positive intent or ability to hold to maturity and equity securities are classified as available-for-sale and are carried at fair market value. Increases or decreases in fair market value of available-for-sale securities judged to be other than temporary are recorded as a component of other income. Temporary declines are reported as a separate component of stockholders' equity.

PRECONTRACT COSTS
Precontract costs incurred for a specific contract are deferred if the costs can be directly associated with the contract and the recoverability from the gross profits on the revenue generated by the contract is probable. The anticipated gross profit must be sufficient to absorb deferred precontract costs as well as future period costs. Precontract costs are amortized on a straight-line basis over the contract period, generally not longer than three years.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major additions and betterments are capitalized while repairs and maintenance expenditures which do not improve or extend the life of the respective assets are expensed when incurred.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.  ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION
Property and equipment are depreciated using the straight-line method. The estimated useful lives of the related assets are as follows:

       Computer and office equipment       3-7 years
       Software and software development
       costs                               3-5 years
       Furniture and fixtures              7 years
       Leasehold improvements              Shorter of lease term or estimated
                                             useful life

SOFTWARE DEVELOPMENT COSTS
Certain costs of software, developed for internal use, are capitalized subsequent to the favorable assessment of technological feasibility. Costs incurred for maintenance and customer support are charged to expense as incurred. The Company capitalized software development costs of $664,430 and $718,589 during the years ended December 31, 1996 and 1997, respectively. Software development costs are amortized using the straight-line method. Amortization in the amount of $110,165 and $262,956 is included in cost of services for the years ended December 31, 1996 and 1997, respectively.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles, which include the cost of license agreements and customer contracts, are being amortized over fifteen to twenty-seven years, on a straight-line basis. Recoverability of all intangible assets, including goodwill arising from business acquisitions, is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value.

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

The majority of the contracts with clients permit cancellation upon 60 to 90 days notice.

INCOME TAXES

The Company provides for income taxes under the liability method. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year-end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

INCOME (LOSS) PER COMMON SHARE
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

RECLASSIFICATIONS
Certain reclassifications of 1995 and 1996 amounts have been made to permit comparison.

ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS No. 130 will not have a material impact on the Company's consolidated financial statements. The Company's management is currently evaluating the applicability of SFAS No. 131 on the presentation of its financial statements.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.  INVESTMENTS

At December 31, 1996 and 1997, the Company had no securities that qualified as trading or held-to-maturity. The following is a summary of available-for-sale securities at December 31, 1996 and 1997:

                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED  UNREALIZED  ESTIMATED
                                     COST       GAIN       LOSS       FAIR VALUE
                                  ----------------------------------------------
     December 31, 1996:
     U.S. Treasury Securities     $2,001,299   $    479    $   208   $2,001,570
     Mortgage-backed Securities    5,401,714     36,579      4,332    5,433,961
     Municipal Bonds               1,000,535                   535    1,000,000
                                  ----------------------------------------------
     Due after One year through
      five years                  $8,403,548   $ 37,058    $ 5,075   $8,435,531
                                  ----------------------------------------------
                                  ----------------------------------------------

                                                GROSS       GROSS
                                   AMORTIZED  UNREALIZED  UNREALIZED  ESTIMATED
                                     COST       GAIN        LOSS      FAIR VALUE
                                  ----------------------------------------------
     December 31, 1997:
     Mortgage-backed Securities   $1,188,037                         $1,188,037
                                  ----------------------------------------------
     Due after three months
       through one year           $1,188,037                         $1,188,037
                                  ----------------------------------------------
                                  ----------------------------------------------

For the years ended December 31, 1996 and 1997, the Company sold available-for-sale securities with a fair value on the date of sale of $16,725,858 and $51,862,964, respectively. The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses. Realized gains of $16,003 on these sales have been recognized in the financial statements for the year ended December 31, 1996. There were no realized gains and losses on sales during 1997. The net unrealized gains on available-for-sale securities of $31,983 for the year ended December 31, 1996 have been included as a separate component of stockholders' equity as of December 31, 1996.

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                             1996       1997
                                                          ----------------------
            Computer and office equipment                 $5,465,545 $6,315,821
            Software and software developement costs       2,333,247  3,157,620
            Furniture and fixtures                         1,830,141  1,979,795
            Leasehold improvements                         1,864,375  1,963,954
                                                          ----------------------
                                                          11,493,308 13,417,190
            Accumulated depreciation                      (5,047,888)(6,972,387)
                                                          ----------------------
            Property and equipment, net                   $6,445,420 $6,444,803
                                                          ----------------------
                                                          ----------------------

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.  IMPAIRMENT LOSSES ON LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1997, events and circumstances indicated that $2,000,000 of assets related to the bill audit services division might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term should there be an accelerated revenue decline from these sources or the loss of a major customer, resulting in a future requirement to reduce the carrying value of those assets to fair value.

7.  ADVANCES UNDER LETTER OF CREDIT

In May 1995, the Company entered into an arrangement with a bank whereby the bank would issue letters of credit amounting to $283,000 on behalf of the Company. Letters of credit outstanding at December 31, 1996 of $192,000 were maintained as security under a furniture lease agreement. These letters of credit expired during 1997.

8.  STOCK OPTION PLANS

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On March 28, 1997, options for the purchase of 586,189 shares with exercise prices ranging between $7.46 and $12.25 were re-priced to $6.25. The repricing of these options did not affect the financial statements under APB 25, however, the affect of the repricing has been reflected in the SFAS 123 pro forma disclosures set forth below.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 6.09%, 6.18% and 6.12%; volatility factors of the expected market price of the Company's common stock of 106%, 99%, and 93%; and a weighted average expected life of the option of 5 years.


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 1995, 1996 and 1997 is as follows:

                                         1995          1996         1997
                                    ---------------------------------------
      Pro forma net loss             $(1,534,000)  $(2,589,000)  $(199,000)
                                    ---------------------------------------
                                    ---------------------------------------
      Pro forma net loss per share         $(.32)  $      (.45)      $(.03)
                                    ---------------------------------------
                                    ---------------------------------------

The Company has reserved 1,937,500 shares of common stock for issuance under stock option plans established in 1986, 1991 and 1997. The Company has also granted 967,760 non-plan stock options of which 110,944, 223,904 and 308,758 have been exercised as of December 31, 1995, 1996 and 1997, respectively. During 1997, 7,812 of these non-plan stock options were cancelled. Other than the 651,190 non-plan stock options outstanding at December 31, 1997, no shares have been reserved for non-plan stock options.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.  STOCK OPTION PLANS (CONTINUED)

Plan and non-plan stock options activity and related information for the years ended December 31, is as follows:

                                                      DECEMBER 31,
                                           -----------------------------------------
                                                1995            1996          1997
                                           -----------------------------------------
      Outstanding at beginning of year          377,038     1,267,853     1,395,693
      Granted                                 1,004,509       429,589       795,126
      Canceled                                  (59,234)     (172,241)      (52,368)
      Exercised                                 (54,460)     (129,508)     (130,368)
                                           -----------------------------------------
      Outstanding at end of year              1,267,853     1,395,693     2,008,083
                                           -----------------------------------------
                                           -----------------------------------------
      Price range of outstanding options   $2.50-$12.08  $2.50-$13.38  $2.94-$11.13
                                           -----------------------------------------
                                           -----------------------------------------
      Price range of options exercised      $0.11-$4.80   $2.50-$9.38   $2.50-$8.75
                                           -----------------------------------------
                                           -----------------------------------------
      Exercisable at end of year                594,925       811,132     1,004,625
                                           -----------------------------------------
                                           -----------------------------------------
      Available for grant at end of year          -----       175,338       369,768
                                           -----------------------------------------
                                           -----------------------------------------

The weighted average exercise prices for 1995, 1996, and 1997 are as follows:

                                                DECEMBER 31,
                                       ---------------------------
                                         1995      1996     1997
                                       ---------------------------
Granted                                   $4.50   $11.10    $8.90
Canceled                                  $8.00    $7.90    $6.92
Exercised                                 $1.70    $3.40    $3.92
Outstanding at end of year                $4.50    $6.25    $6.29
Exercisable at end of year                $4.20    $5.50    $5.15

The weighted average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 are $2.60, $8.80 and $6.80, respectively. Stock options will expire on various dates through May 2003. The weighted average remaining contractual life of options outstanding at December 31, 1997 is 3.5 years.

9.  INCOME TAXES

The provision for income taxes is comprised of the following:

                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                              1995      1996       1997
                                           --------------------------------
       Currently payable:
        Federal                            $          $          $ 490,000
        State                                                      120,000
                                           --------------------------------
                                           $          $          $ 610,000
                                           --------------------------------
                                           --------------------------------

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.  INCOME TAXES  (CONTINUED)

The approximate effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 is as follows:


                                                          1996        1997
                                                     ------------------------
       Deferred tax assets:
        Bad debt reserve                             $   87,000  $    62,000
        Expense accruals                                282,000      320,000
        Net operating loss carryforwards              2,305,000    1,050,000
        Valuation allowance                          (2,574,000)  (1,391,000)
                                                    ------------------------
                                                        100,000      41,000

       Deferred tax liabilities:
        Change in accounting method from cash
          to accrual                                 (  150,000)  (  95,000)
        Depreciation                                 (  168,000)  ( 164,000)
                                                    ------------------------
                                                     (  318,000)  ( 259,000)
                                                    ------------------------
       Net deferred tax liability                   $(  218,000) $( 218,000)
                                                    ------------------------
                                                    ------------------------

The valuation allowance primarily relates to deferred tax assets for federal and state net operating loss carryforwards of approximately $2.6 million and $2.8 million, respectively. These unutilized net operating loss ("NOL") carryforwards, which expire through 2010, will be carried forward for reduction of future federal and state income taxes payable. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these NOL carryforwards may be subject to further limitation provided by the Internal Revenue Service Code of 1986 and similar state provisions. No benefit for these carryforwards has been recognized in the financial statements. The change in the valuation allowance from 1996 to 1997 is primarily due to the utilization of net operating loss carryforwards which reduced income tax expense for the current year.

State excise taxes have been included in general and administrative expenses in the consolidated statements of operations.

The following is a summary of the items that cause the Company's effective tax expense to differ from the statutory tax expense:

                                                    Year ended December 31,
                                              ----------------------------------
                                                 1995      1996       1997
                                              ----------------------------------
   Statutory federal tax (benefit)            $ (27,000)   $ 49,000  $1,143,000
   State income taxes, net of federal benefit    (3,000)    (16,000)    202,000
   Effect of nondeductible reorganization
     costs                                      404,000
   Other                                       (126,000)     86,000     243,000
   Utilization of net operating loss carry
     forwards                                  (248,000)   (119,000)   (978,000)
                                              ----------------------------------
   Effective tax expense                      $    ----    $   ----  $  610,000
                                              ----------------------------------
                                              ----------------------------------

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. LEASES

The Company leases its facilities and certain office equipment under non-cancelable operating leases, which expire at various dates through April 2002.

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

At December 31, 1997, future minimum annual rental commitments under all of the lease agreements described above are as follows:

                   1998                           $1,764,365
                   1999                            1,508,814
                   2000                            1,366,731
                   2001                              473,845
                   2002                               57,254
                                                 ------------
                                                  $5,171,009
                                                 ------------
                                                 ------------

Total rent expense amounted to $1,199,153, $1,432,851 and 1,848,220 for the years ended December 31, 1995, 1996 and 1997, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Certain of the Company's service agreement contracts have provisions which allow clients to audit the Company's performance under the contracts.

The funding for CORE's WorkAbility software was provided by Chrysler Corporation in exchange for a perpetual license to use such software and repayment of 140% of the development costs (approximately $2.8 million). The agreement states that repayment of such development costs is contingent upon CORE's collection of certain licensing fees. During 1995, licensing fees of $37,000 were collected. No such licensing fees were collected in 1996 and 1997. Royalties of $7,720 are accrued and payable to Chrysler at December 31, 1997. No payments of royalties were made during 1995, 1996 and 1997.

The Company has several 401(k) profit sharing plans covering all employees meeting certain service requirements. The Plans provide for discretionary contributions by the Company. Matching contributions for the years ended December 31, 1995, 1996 and 1997 were $54,017, $131,948 and $136,112, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                       1995           1996          1997
                                  --------------------------------------------
Numerator:
 Net income (loss)                    $  (79,173)   $  144,025    $  2,751,721
                                  --------------------------------------------
                                  --------------------------------------------

Denominator:
  Denominator for basic earnings
    per share, weighted-average
    shares                             4,755,000     5,713,000       7,246,000
  Effect of dilutive stock
    options and warrants                               760,000         688,000
                                  --------------------------------------------
  Denominator for diluted
    earnings per share,
    adjusted weighted-average
    shares and assumed
    conversions                        4,755,000     6,473,000       7,934,000
                                  --------------------------------------------
                                  --------------------------------------------

Basic earnings (loss) per share           $(0.02)       $.0.03           $0.38
                                  --------------------------------------------
                                  --------------------------------------------
Diluted earnings (loss) per share         $(0.02)        $0.02           $0.35
                                  --------------------------------------------
                                  --------------------------------------------

13.  RELATED PARTIES

The notes receivable from officers are due in February and April 1998 and accrue interest at current market rates.

14.  SIGNIFICANT CLIENTS

The Company has a contract with a major client, which accounted for approximately 13% and 23% of total revenues for the years ended December 31, 1996 and 1997, respectively. No other client represented 10% or more of revenue during the years 1995, 1996 and 1997.

15.  SUBSEQUENT EVENT

On March 17, 1998, a wholly-owned subsidiary of the Company purchased the operating assets and certain liabilities of Transcend Case Management, Inc. (TCM.") TCM provides workers' compensation field case management services. The purchase price will be paid in CORE stock equal to a valuation based upon future performance of TCM.

                                   CORE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at   Charged to              Balance
                                   Beginning    Costs and  Deductions- at End of
      Description                  of Period    Expenses   Describe      Period
--------------------------------------------------------------------------------
1997
Allowance for doubtful accounts    $221,925      $ -      $70,292(b)   $151,633
1996
Allowance for doubtful accounts    $170,337   $52,026(a)  $   438(b)   $221,925
1995
Allowance for doubtful accounts    $181,629   $14,375     $25,667(b)   $170,337

(a) The allowance for doubtful accounts was increased by a reserve against receivables which related to revenues recorded during the current year and thus, charged directly against revenues during the current year.

(b) The allowance for doubtful accounts was reduced by the actual write-off of receivables which had been reserved for in previous years and deemed uncollectible.