Form 10-K/A
period 1997-12-31
CORE INC
filed 1998-04-30
CIK 880238

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

                               AMENDMENT NO 2.

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


                                   CORE, INC.

Date:  April 29, 1998              By:  /s/ George C. Carpenter IV
                                        George C. Carpenter IV
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  April 29, 1998              By:  /s/ William E. Nixon
                                        William E. Nixon
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Clerk (Principal Financial Officer)

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company.



Name                                Age  Position
----                                ---  --------
George C. Carpenter IV              39   Chairman of the Board of Directors and Chief
                                              Executive Officer
Craig C. Horton                     43   Director, President and Chief Operating Officer
William E. Nixon                    37   Executive Vice President, Chief Financial
                                         Officer,  Treasurer and Clerk
Nancy S. Moore                      48   Senior Vice President, Operations
Michael E. Darkoch                  54   Senior Vice President, Client Development
R. Gary Dolenga                     53   President, SSDC Corp.
Ophelia Galindo                     40   Corporate Vice President, Product Management and
                                              Technical Development
Leslie Alexandre, Dr.P.H. (1)       40   Director
Stephen C. Caulfield (1)            57   Director
Richard H. Egdahl, M.D., Ph.D. (2)  71   Director
John Pappajohn (1)(2)               69   Director



(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

     The Company's Board of Directors is divided into three classes, each of whose members serve for staggered three-year terms. The term of the Class I Directors (presently Dr. Alexandre and Mr. Caulfield) expires in 1998; the term of the Class II Directors (presently Dr. Egdahl and Mr. Pappajohn) expires in 1999; and the term of the Class III Directors (presently Mr. Carpenter and Mr. Horton) expires in the year 2000. At each annual meeting of stockholders, directors are elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

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

     Nancy S. Moore was elected Senior Vice President, Operations in September 1997. Previously, Ms. Moore had served as Vice President, Eastern Operations of the Company since the March 24, 1995 CMI/PRA merger. Ms. Moore joined the Company in July 1990 as Manager, Case Management. In November 1992 she became Director, Operations and was promoted to Vice President, Operations in May 1994. Prior to her employment with the Company, Ms. Moore served as Administrator, Behavioral Health Utilization Review Department of Blue Cross and Blue Shield of Massachusetts and Director of Nursing Services of Charles River Hospital, Community Care Systems, Inc.

     Michael E. Darkoch joined the Company in September 1997 and was elected Senior Vice President, Client Development in December 1997. Mr. Darkoch came to CORE from Caremark International, where from 1974 to 1997 he held several senior management positions, including Vice President of Corporate Account Management and Vice President of Business Development. His background includes account management process design and sales development. Mr. Darkoch has over 23 years of experience in the health care industry.

     R. Gary Dolenga joined the Company in June 1997 upon CORE's acquisition of certain assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"). Mr. Dolenga formed SSDC in 1979. For the 18 years prior to the acquisition of SSDC by CORE, Mr. Dolenga served as the Managing Director and President of SSDC where he was responsible for the administration, professional service and sales of the social security disability benefits advocacy and Medicare coordination of benefit components of SSDC.

     Ophelia Galindo was elected the Corporate Vice President, Product Management and Technical Development of the Company on March 30, 1995. Formerly, Ms. Galindo was employed by CMI, beginning in February 1986 as a senior consultant; in June 1994 Ms. Galindo was promoted by CMI to be its Vice President, Disability Analysis.

     Leslie Alexandre, Dr. P.H. was appointed a Class I Director in March 1995, effective with the CMI/PRA Merger, and was elected a Class I Director by the Company's stockholders in July 1995. Formerly, Dr. Alexandre served as a Director of CMI from 1993 to 1995. Since February 1995, Dr. Alexandre has been the Vice President, Corporate Affairs for OncorMed, Inc., a provider of genetic testing and information services for the early detection and management of cancer. From 1992 to 1995, Dr. Alexandre was employed as Government Affairs Representative, Health Policy for EDS, Inc., an information technology company. Prior to joining EDS in 1992, Dr. Alexandre was Senior Health Legislative Assistant for United States Senator David Durenberger. From January 1990 until the death of U.S. Senator John Heinz in April 1991, she served as Professional Staff on the Senate Special Committee on Aging. Prior to 1990, Dr. Alexandre was an independent health care consultant.

     Stephen C. Caulfield was appointed a Class I Director by the Board effective December 1994, and was elected a Class I Director by the Company's stockholders in July 1995. Since February 1997, Mr. Caulfield has been the Chairman of The Chickering Group, a student health insurance company. Prior to this position, Mr. Caulfield was a Managing Director of William M. Mercer, Incorporated, a management consulting firm, where he had specialized in health care issues since 1987. Mr. Caulfield has more than 30 years of experience in the health care field, having previously been employed as a faculty member and Assistant Dean of the Albert Einstein College of Medicine in New York, as the Director of Health Affairs and Regional Operations for the United Mine Workers Multi-Employer Trust, and as the President and Chief Executive Officer of Government Research Corporation, a consulting firm previously located in Washington, D.C. (subsequently acquired by Hill and Knowlton).

     Richard H. Egdahl, M.D., Ph.D. has been a Director since 1985, and was re-elected a Class II Director by the Company's stockholders in 1996. Dr. Egdahl is the Alexander Graham Bell Professor of Health Care Entrepreneurship at Boston University. He was Director of the Boston University Medical Center and academic vice president for health affairs at Boston University from 1973 to July 1996. A surgeon by training, Dr. Egdahl is professor of surgery at Boston University School of Medicine (chairman 1964-73), in addition to professor of public health in the Boston University School of Public Health and professor of management in the Boston University School of Management. He is a University Professor at Boston University and established the Boston University Health Policy Institute in 1975 and is its Director. Dr. Egdahl is a Trustee of the Pioneer Group of Mutual Funds, a Trustee of Boston Medical Center and a member of the Institute of Medicine of the National Academy of Sciences.

     John Pappajohn was appointed a Class II Director in March 1995 effective with the CMI/PRA Merger and was re-elected a Class II Director by the Company's stockholders in 1996. Formerly, Mr. Pappajohn was a Director of CMI from its formation in 1990 to 1995; Mr. Pappajohn served on the Board of Directors of Integrated Behavioral Health, a California corporation ("IBH"), from 1991 to the time of its acquisition by CMI in 1993. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm in Des Moines, Iowa. Mr. Pappajohn serves as a Director of the following public companies:
American Physician Partners, Inc., The Care Group, Inc., DSSI Corporation, HealthDesk Corporation, OncorMed, Inc., PACE Health Management Systems, Inc. and Patient InfoSystems, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     As required by the Securities and Exchange Commission rules under
Section 16 of the Securities and Exchange Act of 1934, the Company notes that in 1998 two executive officers filed untimely reports on Forms 3 and 4. Michael Darkoch filed a Form 3 untimely (related to his election as an Officer) and a Form 4 untimely (related to his acquisition of stock).
Ophelia Galindo filed a Form 4 untimely (related to the issuance of stock options to her by the Company).

Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth information for 1997, 1996 and 1995 concerning the compensation paid or accrued by the Company and its subsidiaries to the chief executive officer and certain other executive officers whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year (the "Named Executive Officers"). Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, for services rendered during the fiscal years indicated.


                                                                                         Long Term
                                                                                        Compensation
                                                     Annual Compensation                  Awards
                                      -----------------------------------------------   ------------
                                                                                        Securities
                                                                        Other Annual    Underlying      All Other
Name and Principal Position           Year      Salary($)   Bonus($)  Compensation($)   Options (#)   Compensation($)
-----------------------------------  ------    ----------  --------- ----------------- ------------- ----------------


George C. Carpenter IV                1997       179,146                                   50,000
   Chairman of the Board Directors    1996       166,645     10,000                        50,000
   and Chief Executive Officer        1995(1)    146,249                                   95,000

Craig C. Horton                       1997       169,127                                   50,000
   Director, President and Chief      1996       158,196     10,000                        50,000
   Operating Officer                  1995(1)    136,342                                   95,000

William E. Nixon                      1997       143,127                                   25,000
   Executive Vice President,          1996       143,233                   71,796(2)       24,000
   Chief Financial Officer,           1995       127,000                                   56,750
   and Treasurer

Nancy S. Moore                        1997       110,468                                   29,500
   Senior Vice President,             1996        98,987                                   12,000
   Operations                         1995        84,461                                   12,000

R. Gary Dolenga (3)                   1997        73,018                                  160,000
  President, SSDC Corp.

Fredric L. Sattler (4)                1997       148,946
 Vice President, Partnership          1996       146,100
 Development                          1995                                                 75,000         45,000(5)


(1) Prior to the March 1995 merger involving the Company and Core Management, Inc. (the CMI/PRA Merger"), Mr. Carpenter and Mr. Horton were officers and employees of Core Management, Inc. The compensation amounts for Mr. Carpenter and Mr. Horton in this table for periods prior to the CMI/PRA Merger were paid by Core Management, Inc.
(2) Represents relocation expenses incurred as well as additional amounts paid to Mr. Nixon to reimburse him for income taxes payable by him with respect to such relocation costs.
(3) Mr. Dolenga, the founder of SSDC, joined the Company in June 1997 upon CORE's acquisition of certain assets of SSDC. See Item 13, "Certain Relationships and Related Transactions."
(4) Mr. Sattler joined the Company as an executive officer in January 1996 pursuant to employment arrangements agreed to in December 1995. In September 1997, Mr. Sattler resigned from his position as Executive Vice President and is currently serving the Company as Vice President, Partnership Development.
(5) Represents a one-time bonus agreed to by the Company in December 1995 in conjunction with the hiring of Mr. Sattler.

     The following two stock option tables summarize option grants and exercises during 1997 for the Named Executive Officers, and the values of options granted during 1997 and held by such persons at December 31, 1997.

Option Grants in 1997


                                                     Individual Grants
                            --------------------------------------------------------------------     Potential Realizable Value
                                                       % of Total                                     at Assumed Annual Rates
                                  Number of              Options                                    of Stock Price Appreciation
                            Securities Underlying       Granted to        Exercise                       For Option Term (2)
                                   Options             Employees in        Price     Expiration     ---------------------------
Name                             Granted (#)          Fiscal Year (1)      ($/sh)       Date           5% ($)         10% ($)
------                      ------------------       ----------------     --------  ------------    -----------     -----------
 George C. Carpenter IV            50,000                  6.29%           $10.125    9/22/2002       139,868         309,071
 Craig C. Horton                   50,000                  6.29%           $10.125    9/22/2002       139,868         309,071
 William E. Nixon                  25,000                  3.14%           $10.125    9/22/2002        69,934         154,535

 Nancy S. Moore                    19,500                  2.45%           $ 8.625    6/24/2002        46,467         102,680
                                   10,000                  1.26%           $ 9.250    9/10/2002        25,556          56,472
 R. Gary Dolenga                  160,000                  3.14%           $ 8.250    6/14/2002       364,692         805,873


(1) The Company granted a total of 795,126 options to its employees and consultants in 1997.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of the Company's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock to date.

Aggregated Option Exercises in 1997 and Year-End Option Values

     The following table presents information regarding options exercised in 1997 and the value of options outstanding at December 31, 1997 for each of the Named Executive Officers:



                                                                Number of Securities        Value of Unexercised
                                                               Underlying Unexercised     In-the-Money Options at
                                                               Options at Year End (#)         Year-End ($)(1)
                           Shares Acquired   Value Realized         Exercisable/                 Exercisable/
Name                       on Exercise (#)        ($)              Unexercisable                Unexercisable
-----                      ---------------   --------------    -----------------------    ------------------------
 George C. Carpenter IV           0               N/A              87,000/108,000             $617,875/$557,750
 Craig C. Horton                  0               N/A              87,000/108,000             $617,875/$557,750
 William E. Nixon               4,000           $24,500            53,700/48,050              $399,199/$229,616
 Nancy S. Moore                   0               N/A              21,900/36,600              $140,928/$158,592
 R. Gary Dolenga                  0               N/A              0/160,000                  $0/$560,000
 Fredric L. Sattler               0               N/A              45,000/30,000              $247,500/$165,000

(1) Based upon the closing price of $11.75 per share for the Company's Common Stock as quoted by the Nasdaq National Market on December 31, 1997.

Compensation of Non-Employee Directors

     Pursuant to a formula adopted in 1995, each non-employee director was granted options in 1995 for the purchase of 3,000 shares of the Company's common stock for each calendar quarter of service as a Director through 1997. Accordingly, 12,000 options vested in 1997 to each of the non-employee directors for their 1997 services.

     In following the above mentioned formula, in March 1998, the Company granted each non-employee director options for the purchase of up to 36,000 shares of the Company's common stock at the then fair market exercise price of $13.75 per share. The options vest quarterly, subject to continued service as a Director, through the year 2000.

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

     The Company entered into an employment agreement with R. Gary Dolenga, the President of its subsidiary, SSDC Corp., effective as of June 25, 1997. The employment agreement has a two-year term and is subject to earlier termination as set forth in the agreement. See Item 13, "Certain
Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

     Leslie Alexandre, Stephen C. Caulfield and John Pappajohn were members of the Board of Directors' Compensation Committee in fiscal 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of March 31, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company identified in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of the persons listed below is in care of CORE, INC., 18881 Von Karman Avenue, Irvine, California 92612.



                                                                            Number of Shares       Percent
Name                                                                     Beneficially Owned (1)     Owned
-----                                                                   ------------------------  ---------
Warburg, Pincus Counsellors, Inc.
466 Lexington Avenue
New York, New York  10017                                                     754,200 (2)         10.30%

John Pappajohn                                                                507,969 (3)          6.74%
Craig C. Horton                                                               483,264 (4)          6.43%
George C. Carpenter                                                           451,595 (5)          6.01%
Richard H. Egdahl, M.D.                                                       185,426 (6)          2.51%
R. Gary Dolenga                                                               167,000 (7)          2.23%
Stephen C. Caulfield                                                          137,276 (8)          1.85%
William E. Nixon                                                              101,941 (9)          1.37%
Fredric L. Sattler                                                             77,000 (10)         1.04%
Leslie Alexandre                                                               74,575 (11)         1.01%
Nancy S. Moore                                                                 59,100 (12)           *

All directors and executive officers as a group (12 individuals)            2,344,536 (13)        27.10%


*    Less than one percent.
(1)  Except as otherwise indicated, represents sole voting and investment power.
(2) Based on Schedule 13G, dated January 9, 1997. Includes 31,400 shares with shared voting power.
(3) Includes 70,200 shares owned by Mr. Pappajohn's wife, 40,200 shares owned by an entity owned by Mr. Pappajohn's wife (Mr. Pappajohn disclaims beneficial ownership of such 110,400 shares); also 214,575 shares issuable to Mr. Pappajohn pursuant to options (33,000 of which remain subject to future vesting).
(4) Includes 1,000 shares held by Mr. Horton as custodian for Mr. Horton's son and 195,000 shares issuable to Mr. Horton pursuant to options (98,000 of which remain subject to future vesting).
(5) Includes 256,595 shares held jointly by Mr. Carpenter and his wife and 195,000 shares issuable to Mr. Carpenter pursuant to options (98,000 of which remain subject to future vesting).
(6) Includes 78,275 shares issuable to Dr. Egdahl pursuant to options (33,000 of which remain subject to future vesting).
(7) Includes 7,000 shares held in trust for which Mr. Dolenga is a Trustee and his family members are beneficiaries and 160,000 shares issuable to Mr. Dolenga pursuant to options (all of which remain subject to future vesting).
(8) Includes 15,000 shares owned by Mr. Caulfield's wife and 87,875 shares issuable to Mr. Caulfield pursuant to options (33,000 of which remain subject to future vesting).
(9) Includes 1,191 shares held jointly by Mr. Nixon and his wife and 100,750 shares issuable to Mr. Nixon pursuant to options (43,250 of which remain subject to future vesting).
(10) Includes 75,000 shares issuable to Mr. Sattler pursuant to options
     (45,000 of which remain subject to future vesting).
(11 Includes 74,575 shares issuable to Dr. Alexandre pursuant to options (33,000 of which remain subject to future vesting).
(12) Includes 58,500 shares issuable to Ms. Moore pursuant to options (34,200 of which remain subject to future vesting).
(13) Includes 1,333,050 shares issuable pursuant to options (660,650 of which remain subject to future vesting).

Item 13.  Certain Relationships and Related Transactions.

     On June 25, 1997, SSDC Corp., a wholly-owned subsidiary of CORE, acquired certain assets of Social Security Disability Consultants Limited Partnership ("SSDC") and Disability Services, Inc. ("DSI"), based in Novi, Michigan, pursuant to an asset purchase agreement dated June 14, 1997 (the "Purchase Agreement"). R. Gary Dolenga and his wife, Phylis M. Dolenga, were the founders and owners of SSDC and DSI. Pursuant to the Purchase Agreement, certain of the assets of SSDC/DSI were acquired in exchange for the payment of an initial purchase price of $5 million, additional purchase price of $1.5 million, payable quarterly through June 24, 1998, and up to an additional $920,000 in future, performance-related payments. Prior to the consummation of this transaction, there was no material relationship between SSDC, DSI, or their stockholders and officers, R. Gary Dolenga and Phylis M. Dolenga, and CORE or any of CORE's affiliates, its directors or officers, or any associate of any such director or officer.

     In connection with CORE's acquisition of SSDC, CORE also entered into an Employment Agreement dated June 25, 1997 pursuant to which Mr. Dolenga would serve as President of SSDC Corp. through June 25, 1999 (unless earlier terminated) with a base annual salary of $150,000, and an Option Agreement dated June 14, 1997 with R. Gary Dolenga for the purchase of up to 160,000 shares of CORE common stock. These options vest annually over a two-year period on the anniversary of the grant date. These options have a five-year term and an exercise price of $8.625 per share (the fair market value of the Company's common stock as quoted on the Nasdaq National Market on the date of grant).

     In 1996, at the request of the Company, Mr. Nixon, Executive Vice President, Chief Financial Officer and Treasurer relocated his principal residence to California. In connection with this requested relocation, the Company loaned Mr. Nixon approximately $80,000 for the purpose of enabling him to relocate and purchase a home. As of March 31, 1998, the loan balance is approximately $77,000. The loan bears interest at the lowest rate required to avoid the imputation of interest.