Form 10-Q
period 1998-03-31
CORE INC
filed 1998-05-15
CIK 880238

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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

 On May 8, 1998 there were 7,323,181 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                      for the quarter ended March 31, 1998

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                          Page
                                                                          ----
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets                           3

           Consolidated Condensed Statements of Income                     5

           Consolidated Condensed Statements of Cash Flows                 6

           Notes to Consolidated Condensed Financial Statements            7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     N/A


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              N/A

Item 2.    Change in Securities and Use of Proceeds                        12

Item 3.    Defaults Upon Senior Securities                                N/A

Item 4.    Submission of Matters to a Vote of Security Holders            N/A

Item 5.    Other Information                                              N/A

Item 6.    Exhibits and Reports on Form 8-K                                13

Signatures                                                                 14


                                   CORE, INC.
                      Consolidated Condensed Balance Sheets


                                                 December 31,  March 31,
                                                   1997          1998
                                                 (Note 1)     (Unaudited)
                                                --------------------------
Assets
Current assets:
   Cash and cash equivalents                    $ 7,944,595   $ 6,494,029
   Investments available-for-sale                 1,188,037     1,198,829
   Accounts receivable, net of allowance for
     doubtful accounts of $151,633 in 1997 and
   $166,633 at March 31,1998                      6,473,037     7,353,446
   Notes receivable from officers                   106,388       100,177
   Prepaid expenses and other current assets        815,100       800,710
                                                --------------------------
Total current assets                             16,527,157    15,947,191

Property and equipment, net                       6,444,803     6,761,603
Deposits and other assets                           494,208       900,208
Goodwill, net of accumulated amortization of
  $340,705 in 1997 and $451,697 at
  March 31, 1998                                  8,818,159     8,511,444
Intangibles, net                                    530,705       150,705
                                                --------------------------

Total assets                                    $32,815,032   $32,271,151
                                                -------------------------
                                                -------------------------

See accompanying notes.

                                   CORE, INC.
                Consolidated Condensed Balance Sheets - Continued



                                            December 31,        March 31,
                                                1997            1998
                                              (Note 1)        (Unaudited)
                                             -----------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $   833,898   $ 1,092,260
  Accrued expenses                             1,846,545     1,978,065
  Accrued payroll                                650,230       178,790
  Deferred income taxes                           74,816        68,316
  Note payable                                    64,900        64,900
  Obligation from acquisition                  1,125,000       375,000
  Current portion of obligations
    to former shareholders                        50,000        50,000
  Current portion of capital lease
    obligations                                   31,651        23,254
                                             --------------------------
Total current liabilities                      4,677,040     3,830,585

Note payable                                     185,049       174,551
Capital lease obligations, net of current
  portion                                          4,695         2,988
Deferred rent, net of current portion            146,592       167,018
Deferred income taxes                            143,000       149,500


Stockholders' equity
Preferred stock, no par value, authorized
  500,000 shares; no shares outstanding
Common stock, $0.10 par value per share;
  authorized 30,000,000 shares; issued and
  outstanding 7,303,079 at December 31, 1997
  and 7,319,740 at March 31, 1998                730,308       731,974
Additional paid-in capital                    34,909,579    34,986,078
Deferred compensation                            (13,392)      (13,392)
Accumulated deficit                           (7,967,839)   (7,758,151)
                                             --------------------------
Total stockholders' equity                    27,658,656    27,946,509
                                             -------------------------
                                             -------------------------
Total liabilities and stockholders' equity   $32,815,032   $32,271,151
                                             -------------------------
                                             -------------------------

See accompanying notes.

                                   CORE, INC.
             Consolidated Condensed Statements of Income (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1997            1998
                                                   ----------------------------
Revenues                                           $8,127,048       $10,170,490
Cost of services                                    5,243,622         6,620,032
                                                   ----------------------------
Gross profit                                        2,883,426         3,550,458
Operating expenses:
     General and administrative                     1,882,162         2,232,315
     Sales and marketing                              595,728           817,747
     Depreciation and amortization                    437,398           515,845
                                                   ----------------------------
          Total operating expenses                  2,915,288         3,565,907
                                                   ----------------------------

Loss from operations                                  (31,862)          (15,449)

Other income (expense):
     Interest income                                  177,439           153,015
     Interest expense                                  (5,508)           (2,878)
                                                   ----------------------------
                                                      171,931           150,137
                                                   ----------------------------
Income before income taxes                            140,069           134,688
   Income tax benefit                                                    75,000
                                                   ----------------------------
Net income                                            140,069           209,688
                                                   ============================
Net income per common share:
   Basic                                                $0.02             $0.03
                                                   ============================
   Diluted                                              $0.02             $0.03
                                                   ============================
Weighted average number of common
  shares and equivalents
  outstanding:
   Basic                                            7,197,000         7,310,000
                                                   ============================
   Diluted                                          7,813,000         8,359,000
                                                   ============================


See accompanying notes.

                                   CORE, INC.
           Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1997            1998
                                                   ----------------------------

Operating activities:
Net income                                        $  140,069     $  209,688
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
 Depreciation                                        404,737        424,853
 Amortization                                        156,111        302,585
 Changes in operating assets and liabilities:
   Increase in accounts receivable                (1,395,573)      (529,209)
   Increase in prepaid expenses and
     other current assets                            (88,940)       (86,655)
   Decrease in accounts payable and
     accrued expenses                               (250,054)      (129,889)
                                                  ----------------------------
Net cash provided by (used in) operating
activities                                        (1,033,650)       191,373

Investing activities:
  Additions to property and equipment               (614,129)      (793,711)
  Additions to goodwill and intangibles, net                       (145,210)
  Decrease in notes receivable from officers           2,761          6,211
  (Increase) decrease in deposits and other
    assets                                             3,954         (6,000)
  Payments on non-compete obligations to
    former shareholders                              (50,000)
  Purchases of investments available-for-sale     (4,835,649)    (9,456,705)
  Sales of investments available-for-sale          6,693,994      9,445,913
                                                  ----------------------------
Net cash provided by (used in) investing
activities                                         1,200,931       (949,502)

Financing activities:
  Payments on notes payable                          (14,638)       (10,498)
  Payments on capital lease obligations              (10,049)       (10,104)
  Payments on obligation from acquisition                          (750,000)
  Issuance of common stock upon exercise of
    stock options and warrants                       199,725         78,165
                                                  ----------------------------
Net cash provided by (used in) financing
activities                                           175,038       (692,437)
                                                  ----------------------------
Net increase (decrease) in cash and cash
  equivalents                                        342,319     (1,450,566)
Cash and cash equivalents at beginning of
  period                                           4,281,994      7,944,595
                                                  ----------------------------
Cash and cash equivalents at end of period        $4,624,313     $6,494,029
                                                  ----------------------------
                                                  ----------------------------
Supplemental disclosure of cash flow
information:
Interest paid                                     $    8,000     $    3,750
                                                  ----------------------------
                                                  ----------------------------
Income taxes paid                                                $   49,500
                                                  ----------------------------
                                                  ----------------------------

See accompanying notes.

                                   CORE, INC.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                 March 31, 1998

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from the audited financial statements of CORE, INC. (the "Company") at that date.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 contained in the Company's annual report filed on Form 10-K filed on April 1, 1998, as amended by the Company's 10-K/A filed with the Securities and Exchange Commission on April 10, 1998.

Note 2 - Business Acquisitions

On March 17, 1998, a wholly-owned subsidiary of the Company acquired the assets of Transcend Case Management, Inc., a Georgia corporation ("TCM"), pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, all of the assets of TCM were acquired in exchange for the assumption of certain liabilities and the issuance of shares of common stock of CORE, the number of which shall be equal to a valuation based upon future revenue performance of TCM. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement. TCM is a provider of workers' compensation case management services. The acquisition has been accounted for as a purchase.

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial purchase price of $6,500,000 and additional performance related cash payments. Additional payments of $375,000 and performance based payments of up to $781,000 are payable through June 1999. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits. The acquisition has been accounted for as a purchase.

The pro forma unaudited results of operations for the three months ended March 31, 1997 and 1998, assuming consummation of the TCM and SSDC acquisitions as of January 1, 1997, are as follows:

                                            Three months ended March 31,
                                                1997            1998
                                           -------------------------------

Revenues                                    $11,091,000      $10,578,000
Income before extraordinary
item                                          1,074,000          247,000
Net income                                    2,178,000          247,000
Earnings per common share:
   Net income before extraordinary item:
      Basic                                       $0.14            $0.03
      Diluted                                     $0.13            $0.03
   Net income:
      Basic                                       $0.29            $0.03
      Diluted                                     $0.27            $0.03


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on the date indicated.

                                   CORE, INC.
  Notes to Consolidated Condensed Financial Statements (Unaudited) - Continued

Note 3 - Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1997 and 1998:

                                              1997        1998
                                           -----------------------
         Numerator:
           Net income                     $  140,000   $  210,000
                                          -----------------------
                                          -----------------------
         Denominator:
           Denominator for basic
             earnings per share:
             weighted-average shares       7,197,000    7,310,000
           Effect of dilutive stock
           options and warrants              616,000    1,049,000
                                          -----------------------
           Denominator for diluted
                earnings per share:
                adjusted
                weighted-average shares
                and assumed conversions    7,813,000    8,359,000
                                          -----------------------
                                          -----------------------
         Basic earnings per share              $0.02       $.0.03
                                          -----------------------
                                          -----------------------
         Diluted earnings per share            $0.02       $.0.03
                                          -----------------------
                                          -----------------------

Note 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" As of January 1, 1998, the Company adopted SFAS 130. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

During the first quarter of 1997, other comprehensive income was not significant. There was no other comprehensive income during the three-month period ended March 31, 1998.

Note 5 - Effect of Recently Issued Accounting Pronouncements

Disclosures about Segments of an Enterprise and Related Information. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports on a comparative basis beginning with the Company's quarter ending March 31, 1999. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The Company provides managed disability services (which consist of the Company's WorkAbility(R) program, analytic consulting services, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services and job analysis and loss prevention services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers. The Company is typically compensated for these services either on a per review (i.e., per case), hourly, per enrollee or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The managed disability service line also includes a limited amount of revenue (1% for the quarter ended March 31, 1998) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors the Company believes could cause such results to differ include the Company's reliance on its WorkAbility program, the Company's dependence on key clients, risks associated with the Company's growth strategy, increases or changes in government regulation and competition. The foregoing list of factors is not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks might be significant, presently or in the future.

Current Developments

      On March 17, 1998, the Company purchased the operating assets and certain liabilities of Transcend Case Management, Inc. ("TCM".) TCM, based in Orlando, Florida, is a provider of workers' compensation case management services.

Results of Operations

      The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                 Three months
                                     ended
                                   March 31,
                               -----------------
                                 1997     1998
                               -----------------
Revenue                         100.0%    100.0%
Cost of services                 64.5      65.1
Gross profit                     35.5      34.9
General and administrative
expense                          23.2      21.9
Sales and marketing expense       7.3       8.0


      The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                               Three months ended March 31,
                             ---------------------------------
                                   1997            1998
                             ---------------------------------
                               Amount Percent   Amount Percent
                             ---------------------------------
                                  (Dollars in thousands)
Managed disability
  services                     $3,965    49%     $6,112   60%
Specialty physician and
  behavioral health
  review                        2,455    30       2,482   24
Utilization review and
  case management               1,707    21       1,576   16
                             -------------------------------
                             -------------------------------
                               $8,127   100%    $10,170  100%
                             -------------------------------
                             -------------------------------


Managed disability services include: CORE's WorkAbility services, analytic consulting, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services, job analysis/ loss prevention services, long term disability case management and license fees.

Three Months Ended March 31, 1998 and 1997

      Revenues increased by $2,043,000 (25%) from $8,127,000 for the first quarter of 1997 to $10,170,000 for the first quarter of 1998 due primarily to growth in managed disability services. Growth in managed disability services for the quarter ended March 31, 1998 was lead by increased revenues from WorkAbility services during the first quarter of 1998, as compared to the first quarter of 1997, despite the loss of clients under the CIGNA distribution agreement. Increased WorkAbility revenues were derived from several new clients brought on during 1997 and the first quarter of 1998, including Motorola Inc., Apple Computer and Fleet Financial Group. Managed disability services revenues also grew through the additioni of services such as social security benefit advocacy, Medicare coordination of benefits, and job analysis/loss prevention as a result of acquisitions completed during June and July 1997. Revenues from specialty physician review services remained relatively constant for the quarter ended 1998, as compared to the quarter ended 1997. Revenues from utilization review and case management services declined 8% for the quarter ended 1998 as compared to the quarter ended 1997 due to a decline in enrollment in our clients' indemnity plan based group health business. The Company expects utilization review and case management revenues to continue to decline in future periods as compared to prior year levels.

      The Company's top five clients represented 46% of revenues for the first quarter of 1998 as compared to 45% for the first quarter of 1997. Bell Atlantic accounted for approximately 23% of revenues for the first quarter of 1998 and 25% of revenues for the first quarter of 1997. No other single client represented more than 10% of total revenues for the first quarter of 1998 or 1997.

      Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $1,376,000 (26%) from $5,244,000 for the first quarter of 1997 to $6,620,000 for the first quarter of 1998. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in June and July of 1997 and increased staffing levels required to service new and growing WorkAbility clients. Additionally, increased amortization expense has been recorded as software enhancements to the Company's operating systems are placed into service.

      CORE's gross profit performance for the first quarter of 1998 remained relatively constant at approximately 35% as compared to the first quarter of 1997. Gross profit performance for each of the Company's principal service lines for the quarters ended March 31, 1998 and 1997, respectively are: 38% and 36% for managed disability services, 34% and 38% for specialty physician and behavioral health review services and 26% and 31% for utilization review and case management services. During the first quarter of 1998, gross profit performance was adversely impacted, under managed disability services and specialty physician review, as a result of adding expenses in advance of expected program revenues with a number of new and expanding clients.

      General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $350,000 (19%) from $1,882,000 for the first quarter of 1997 to $2,232,000 for the first quarter of 1998. Higher costs in payroll, rent and other general and administrative expenses relate primarily to the Company's acquisitions of SSDC and Protocol Work Systems in June and July 1997. The Company has also incurred additional costs associated with the maintenance of its computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased from 23% for the first quarter of 1997 to 22% for the first quarter of 1998. This improvement is generally due to greater economies of scale related to higher revenues.

      Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $222,000 (37%) from $596,000 for the first quarter of 1997 to $818,000 for the first quarter of 1998. The increase is primarily due to increased staffing to support the sales and product development departments as well as additional travel costs and costs for participation in tradeshows. During 1997, the Company expanded its sales organization, organized its sales force into five geographical regions and began its plan to prospect all Fortune 500 companies. Additionally, a sales tracking system was implemented in 1997 to streamline prospective sales activities, centrally manage the Company's sales activities and assist in identifying cross-selling opportunities of the Company's products and services to take advantage of the 1997 acquisitions of SSDC and Protocol Work Systems and the recent acquisition of TCM. The Company expects to invest an increased amount of resources in sales and marketing in future periods.

      Depreciation and amortization expenses increased $79,000 (18%) from $437,000 for the first quarter of 1997 to $516,000 for the first quarter of 1998. The increase is largely attributable to increased amortization expense on the goodwill acquired in the purchases of SSDC and Protocol Work Systems.

      Other income consists primarily of interest income, which represents amounts earned by the Company's investments as reduced by interest expense. Other income decreased $22,000 (13%) from $172,000 for the first quarter of 1997 to $150,000 for the first quarter of 1998. The decrease is due to a decrease in funds available for investment.

Financial Condition, Liquidity and Capital Resources

      For the three months ended March 31, 1998, the Company's cash and cash equivalents decreased by $1,451,000. For this period, operating activities provided $191,000 due primarily to net income of $210,000 and depreciation and amortization of $727,000, as offset by a net increase in accounts receivable of $529,000 (resulting from the increase in revenues). The Company's investing activities used $950,000 of cash due primarily to the purchases of property and equipment (including software development) of $794,000. The Company's financing activities used $692,000 for this period due primarily to payments made on obligations for acquisitions.

      The Company leases its facilities and certain office equipment. Lease commitments, which relate substantially to space rental, for the years ended December 31, 1998 and December 31, 1999 are approximately $1.3 million and $1.5 million, respectively. All obligations held by the Company under lease commitments expire on various dates through April 2002 and total $4.5 million as of March 31, 1998.

      The Company has net operating loss carryforwards for income tax purposes of approximately $5 million as of March 31, 1998, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

      The Company plans to finance its operations and working capital requirements with the proceeds of the August 1996 offering, earnings from operations, investments on hand and other sources of available funds. The Company presently believes that these resources will be sufficient to meet its liquidity and funding requirements through at least the year 1999.

      The Company's primary computer application platforms were originally designed to process and store dates in a four-character year format. The Company believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. Management believes CORE's major systems are effectively Year 2000 compliant and will require minor modifications. The Company has completed an assessment of internal applications and licensed operating systems, software tools and utilities. Additionally, the Company has evaluated third party data feeds, primarily to/from client's information systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter.

      The Company estimates that the Year 2000 project will be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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



                                     PART II

Item 2.  Changes in Securities and Use of Proceeds

In the quarter ended March 31, 1998, the Company sold the following shares of Common Stock which were not registered under Securities Act at the time of issuance. All such shares were sold to present and former employees or consultants upon the exercise of stock options.


                                                                  Purchase Price
Date      Security           Purchaser         Number of Shares   per Share
--------------------------------------------------------------------------------
1/8/98    Common Stock       P. Polivka        42                 $6.25
1/16/98   Common Stock       K. Stock          70                 $6.25
2/17/98   Common Stock       J. Wilson         66                 $6.25
3/10/98   Common Stock       V. Ford           333                $6.25
3/10/98   Common Stock       L. Lundell        600                $8.75


These shares of Common Stock were not registered under the Securities Act at the time of sale and issuance, in reliance upon the exception contained in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  The following exhibits are included:


Exhibit
Number  Description
------  -----------
10.1  Asset Purchase Agreement dated March 17, 1998, by and among CORE, INC.,
      TCM Services, Inc., Transcend Case Management, Inc. and Transcend
      Services, Inc. (excluding exhibits and schedules). Filed as exhibit 2.4 to Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

10.2  Registration Rights Agreement, dated March 17, 1998, between CORE, INC.
      and Transcend Services, Inc. Filed as exhibit 10.22 to Registrant's
      Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

27*   Financial Data Schedule.


------------------------------------
* Filed herewith

(b)   Reports on Form 8-K.
      --------------------

      The Company filed a report on Form 8-K dated March 17, 1998 concerning the acquisition of the operating assets and certain liabilities of Transcend Case Management ("TCM"). Pursuant to the Purchase Agreement, the operating assets of TCM were acquired in exchange for the assumption of certain liabilities and the issuance of shares of common stock of CORE, the number of which shall be equal to a valuation based upon future revenue performance of TCM. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORE, INC.



Dated:  May 15, 1998                By: /s/ William E. Nixon
                                        --------------------
                                        William E. Nixon
                                        Chief Financial Officer, Executive
                                        Vice President and Treasurer
                                        (Duly authorized officer and Principal
                                        Financial Officer)