Form 10-Q
period 1998-06-30
CORE INC
filed 1998-08-14
CIK 880238

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1998

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

       Registrant's telephone number, including area code: (949) 442-2100

     Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     On August 4, 1998 there were 7,333,917 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                       for the quarter ended June 30, 1998

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                Page

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets                                 3

           Consolidated Condensed Statements of Operations                       5

           Consolidated Condensed Statements of Cash Flows                       6

           Notes to Consolidated Condensed Financial Statements                  7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           N/A

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                    N/A

Item 2.    Changes in Securities and Use of Proceeds                             14

Item 3.    Defaults Upon Senior Securities                                      N/A

Item 4.    Submission of Matters to a Vote of Security Holders                  N/A

Item 5.    Other Information                                                    N/A

Item 6.    Exhibits and Reports on Form 8-K                                      14

Signatures                                                                       15

                                   CORE, INC.
                      Consolidated Condensed Balance Sheets

                                                          December 31,     June 30,
                                                              1997           1998
                                                            (Note 1)     (Unaudited)
                                                          ----------------------------
Assets
Current assets:
Cash and cash equivalents                                  $ 7,944,595    $ 3,791,211
Investments available-for-sale                               1,188,037      2,239,224
Accounts receivable, net of allowance for doubtful
  accounts of $151,633 in 1997 and $166,633 at June
  30, 1998                                                   6,473,037      8,362,788
Notes receivable from officers                                 106,388         95,662
Prepaid expenses and other current assets                      815,100      1,066,655
                                                          ----------------------------
Total current assets                                        16,527,157     15,555,540

Property and equipment, net                                  6,444,803      7,181,023
Deposits and other assets                                      494,208        563,538
Goodwill, net of accumulated amortization of
  $340,705 in 1997 and $4,599,591 at June 30, 1998           8,818,159      4,453,734
Intangibles, net                                               530,705         91,839
                                                          ----------------------------

Total assets                                               $32,815,032    $27,845,674
                                                          ----------------------------


See accompanying notes.

                                   CORE, INC.
                Consolidated Condensed Balance Sheets - Continued

                                                                   December 31,           June 30,
                                                                       1997                 1998
                                                                     (Note 1)            (Unaudited)
                                                                 -------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                 $   833,898          $   922,528
   Accrued expenses                                                   1,846,545            1,796,526
   Accrued payroll                                                      650,230              800,232
   Deferred income taxes                                                 74,816               68,316
   Notes payable                                                         64,900              184,582
   Obligation from acquisition                                        1,125,000                   -
   Current portion of obligations to former shareholders                 50,000                   -
   Current portion of capital lease obligations                          31,651               16,707
                                                                 -------------------------------------
Total current liabilities                                             4,677,040            3,788,891

Notes payable, net of current portion                                   185,049              228,824
Capital lease obligations, net of current portion                         4,695                2,988
Deferred rent, net of current portion                                   146,592              155,020
Deferred income taxes                                                   143,000              149,500

Stockholders' equity
Preferred stock, no par value, authorized 500,000 shares;
   no shares outstanding
Common stock, $0.10 par value per share; authorized
   30,000,000 shares; issued and outstanding 7,303,079 at
   December 31, 1997 and 7,333,214 at June 30, 1998                     730,308              733,321
Additional paid-in capital                                           34,909,579           35,063,322
Deferred compensation                                                   (13,392)             (13,392)
Accumulated deficit                                                  (7,967,839)         (12,262,800)
                                                                 -------------------------------------
Total stockholders' equity                                           27,658,656           23,520,451

                                                                 -------------------------------------
Total liabilities and stockholders' equity                          $32,815,032          $27,845,674
                                                                 -------------------------------------
                                                                 -------------------------------------

See accompanying notes.

                                   CORE, INC.
           Consolidated Condensed Statements of Operations (Unaudited)

                                                  Three months ended June 30,        Six months ended June 30,
                                                 -----------------------------------------------------------------
                                                    1997            1998              1997             1998
                                                 -----------------------------------------------------------------

Revenues                                          $8,971,573      $10,760,251       $17,098,622      $20,930,741
Cost of services                                   5,447,286        6,822,535        10,690,909       13,442,573
                                                 -----------------------------------------------------------------
Gross profit                                       3,524,287        3,937,716         6,407,713        7,488,168

Operating expenses:
    General and administrative                     1,983,392        2,262,152         3,865,554        4,493,289
    Sales and marketing                              531,554          899,770         1,127,281        1,717,516
    Depreciation and amortization                    452,974          495,206           890,372        1,011,052
    Write-off of goodwill                                           4,085,449                          4,085,449
    Arbitration costs                                                 736,006                            736,009
    Other non-recurring charges                                       114,277                            114,277
                                                 -----------------------------------------------------------------
       Total operating expenses                    2,967,920        8,592,860         5,883,207      12,157,592
                                                 -----------------------------------------------------------------

Income (loss) from operations                        556,367       (4,655,144)          524,506       (4,669,424)

Other income:
    Interest income                                  164,578           94,885           342,018          247,899
    Interest expense                                  (6,615)          (5,558)          (12,123)          (8,436)
                                                 -----------------------------------------------------------------
                                                     157,963           89,327           329,895          239,463
                                                 -----------------------------------------------------------------

Income (loss) before income taxes                    714,330       (4,565,817)          854,401       (4,429,961)
    Income tax (provision) benefit                   (31,000)          60,000           (31,000)         135,000
                                                 -----------------------------------------------------------------

Net income (loss)                                 $  683,330      $(4,505,817)       $  823,401      $(4,294,961)
                                                 -----------------------------------------------------------------
                                                 -----------------------------------------------------------------

Net income (loss) per common share:
    Basic                                              $0.09           $(0.61)            $0.11           $(0.59)
                                                 -----------------------------------------------------------------
                                                 -----------------------------------------------------------------
    Diluted                                            $0.09           $(0.61)            $0.11           $(0.59)
                                                 -----------------------------------------------------------------
                                                 -----------------------------------------------------------------
Weighted average number of common shares
  and equivalents outstanding:
    Basic                                          7,231,000         7,327,000        7,214,000        7,319,000
                                                 -----------------------------------------------------------------
                                                 -----------------------------------------------------------------
    Diluted                                        7,781,000         7,327,000        7,797,000        7,319,000
                                                 -----------------------------------------------------------------
                                                 -----------------------------------------------------------------

See accompanying notes.

                                   CORE, INC.
           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                             Six months ended June 30,
                                                                       ---------------------------------
                                                                             1997               1998
                                                                       ---------------------------------
Operating activities:
Net income (loss)                                                         $  823,401       $(4,294,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                            809,250           862,183
     Amortization                                                            349,149           567,841
     Write-off of goodwill                                                                   4,085,449
     Arbitration costs, net of cash payments                                                   190,000
     Changes in operating assets and liabilities, net of effects of acquisition:
       Increase in accounts receivable                                      (499,900)       (1,538,551)
       (Increase) decrease in prepaid expenses and other current
       assets                                                                194,129          (456,545)
       Increase (decrease) in accounts payable and accrued expenses         (401,085)          128,284
                                                                       ---------------------------------
Net cash provided by (used in) operating activities                        1,274,944          (456,300)

Investing activities:
   Additions to property and equipment                                    (1,070,546)       (1,740,461)
   Additions to goodwill and intangibles, net                               (499,524)         (235,394)
   Decrease in notes receivables from officers                                 2,019            10,726
   Decrease in deposits and other assets                                      25,771           330,670
   Payment for acquisition, net of cash acquired                          (4,973,778)
   Payments on non-compete obligations to former shareholders                (50,000)
   Purchases of investments available-for-sale                           (24,691,181)      (16,579,100)
   Sales of investments available-for-sale                                28,805,536        15,527,913
                                                                       ---------------------------------
Net cash used in investing activities                                     (2,451,703)       (2,685,646)

Financing activities:
   Payments on obligation from acquisition                                                  (1,125,000)
   Payments on notes payable                                                 (29,307)          (26,543)
   Payments on capital lease obligations                                     (22,103)          (16,651)
   Issuance of common stock upon exercise of stock options and
   warrants                                                                  300,019           156,756
                                                                       ---------------------------------
Net cash provided by (used in) financing activities                          248,609        (1,011,438)
                                                                       ---------------------------------

Net decrease in cash and cash equivalents                                   (928,150)       (4,153,384)
Cash and cash equivalents at beginning of period                           4,281,994         7,944,595
                                                                       ---------------------------------
Cash and cash equivalents at end of period                                $3,353,844        $3,791,211
                                                                       ---------------------------------
                                                                       ---------------------------------
Supplemental disclosure of cash flow information:
   Interest paid                                                             $11,325            $6,100
                                                                       ---------------------------------
                                                                       ---------------------------------
   Income taxes paid                                                                           $53,325
                                                                       ---------------------------------
                                                                       ---------------------------------

See accompanying notes.

                                   CORE, INC.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  June 30, 1998

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 contained in the Company's annual report filed on Form 10-K filed on April 1, 1998, as amended by the Company's 10-K/A filed with the Securities and Exchange Commission on April 10, 1998.

Note 2 - Business Acquisitions

On March 17, 1998, a wholly owned subsidiary of the Company acquired the assets of Transcend Case Management, Inc., a Georgia corporation ("TCM"), pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, all of the assets of TCM were acquired in exchange for the assumption of certain liabilities and the issuance of shares of common stock of CORE, the number of which shall be equal to a valuation based upon future revenue performance of TCM. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement. TCM is a provider of workers' compensation case management services. The acquisition has been accounted for as a purchase.

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial purchase price of $6,500,000 and additional performance related cash payments. Performance based payments of $139,000 have been made as of June 30, 1998 and additional performance based payments of up to $300,000 are payable through June 1999. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits. The acquisition has been accounted for as a purchase.

The pro forma unaudited results of operations for the six months ended June 30, 1997 and 1998, assuming consummation of the TCM and SSDC acquisitions as of January 1, 1997, are as follows:

                                                Six months ended June 30,
                                                  1997            1998
                                             -------------------------------
          Revenues                             $21,414,954    $21,337,830
          Income (loss) before
            extraordinary item                  $1,268,906    $(4,264,649)
          Net income (loss)                     $2,372,776    $(4,264,649)
          Earnings (loss) per common
          share:
             Net income (loss) before
              extraordinary item:
                Basic                                $0.17         $(0.58)
                Diluted                              $0.16         $(0.58)
             Net income (loss):
                Basic                                $0.32         $(0.58)
                Diluted                              $0.29         $(0.58)


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on the date indicated.

                                   CORE, INC.
  Notes to Consolidated Condensed Financial Statements (Unaudited) - Continued

Note 3 -Non-recurring Charges

During the quarter ended June 30, 1998, one of the Company's subsidiaries (Cost Review Services or "CRS") was informed that its' principal client (representing nearly 70% of the CRS revenues) may not renew their contract which expires in October 1998. As a result, the goodwill related to the CRS operations may not be recoverable. CRS has a recent short-term history of operating losses and the revised forecast (excluding CRS' principal client's revenues) indicates that these operating losses will continue. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), the Company has written off the net book value of the goodwill ($1,935,000) as of June 30, 1998. Also during the quarter ended June 30, 1998, the Company performed a review of its other long-lived assets in accordance with Statement 121. The results of its review indicated that an impairment loss in the amount of $2,150,000 existed related to the identifiable intangibles (i.e. goodwill) acquired from SSDC in June 1997. This impairment loss represented approximately 30% of the net book value of goodwill as of June 30, 1998 and has resulted primarily from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. It appears that this decline in revenues will continue, thus goodwill in the amount of $2,150,000 has been written off during the quarter ended June 30, 1998.

On June 2, 1998, the Company entered into a settlement agreement with the former shareholders of CRS. The settlement agreement related to an arbitration dispute and included the immediate payment of $425,000 and the issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, the Company incurred approximately $120,000 in other costs related to the arbitration (mostly legal and travel).

Note 4 - Earnings (loss) per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:

                                                        Three months ended June 30,       Six months ended June 30,
                                                           1997             1998            1997              1998
                                                     ----------------------------------------------------------------
     Numerator:
        Net income (loss)                                $683,000       $(4,506,000)    $  823,000       $(4,295,000)
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------
     Denominator:
        Denominator for basic earnings (loss) per
           share: weighted-average shares               7,231,000         7,327,000      7,214,000         7,319,000
        Effect of dilutive stock options and
        warrants                                          550,000                          583,000
                                                     ----------------------------------------------------------------
        Denominator for diluted earnings per share:
             adjusted weighted-average shares
             and assumed conversions                    7,781,000         7,327,000      7,797,000         7,319,000
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------
     Basic earnings (loss)  per share                       $0.09            $(0.61)         $0.11            $(0.59)
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------
     Diluted earnings per share                             $0.09            $(0.61)         $0.11            $(0.59)
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------

Note 5 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), Reporting Comprehensive Income. As of January 1, 1998, the Company adopted Statement 130. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

During the six-month period ended June 30, 1997, other comprehensive income was not significant. There was no other comprehensive income during the six-month period ended June 30, 1998.

                                   CORE, INC.
  Notes to Consolidated Condensed Financial Statements (Unaudited) - Continued

Note 6 - Effect of Recently Issued Accounting Pronouncements

Disclosures about Segments of an Enterprise and Related Information. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), Disclosures about Segments of an Enterprise and Related Information which is effective for fiscal years beginning after December 15, 1997. Statement 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports on a comparative basis beginning with the Company's quarter ending March 31, 1999. Adoption of Statement 131 is not expected to have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      CORE, INC. ("CORE" or the "Company") provides managed disability services (which consist of the Company's WorkAbility-Registered Trademark-program, analytic consulting services, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services and job analysis and loss prevention services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers. The Company is typically compensated for these services either on a per review (i.e., per case), hourly, per enrollee or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The managed disability service line also includes a limited amount of revenue (1% for the six months ended June 30, 1998) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

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

Current Developments

      On June 2, 1998, the Company entered into a settlement agreement with the former shareholders of Cost Review Services, Inc. ("CRS"). CORE acquired CRS in October 1995. The settlement agreement related to an arbitration dispute and included the immediate payment of $425,000 and the issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, the Company incurred approximately $120,000 in other costs related to the arbitration (mostly legal and travel).

      On March 17, 1998, the Company purchased the operating assets and certain liabilities of Transcend Case Management, Inc. ("TCM"). TCM, with its corporate offices based in Orlando, Florida is a provider of workers' compensation case management services to clients located principally in Florida, Texas and Georgia. During the three months ended June 30, 1998, the Company restructured its CRS operations based in Texas to incorporate the newly acquired Texas based TCM clients and employees. As a result, CORE incurred restructuring costs in the amount of $50,000 during the quarter ended June 30, 1998.

      During the quarter ended June 30, 1998, the Company was informed that its' principal CRS client (representing nearly 70% of the CRS revenues) may not renew their contract which expires in October 1998. As a result, the goodwill related to the CRS operations may not be recoverable. CRS has a recent short-term history of operating losses and the revised forecast (excluding their principal client's revenues) indicates that these operating losses will continue. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), the Company has written off the net book value of the goodwill ($1,935,000) as of June 30, 1998.

      Also during the quarter ended June 30, 1998, the Company performed a review of its other long-lived assets in accordance with Statement 121. The results of its review indicated that an impairment loss in the amount of $2,150,000 existed related to the identifiable intangibles (i.e. goodwill) acquired from SSDC in June 1997. This impairment loss represented approximately 30% of the net book value of goodwill as of June 30, 1998 and has resulted primarily from the significant decline in revenues realized under SSDC's Medicare coordination of benefits program. SSDC's Medicare revenues during the quarter ended June 30, 1998 decreased 35% to $473,000 (down $252,000 from $725,000) as compared to the first quarter of 1998 and decreased 50% compared to the fourth quarter of 1997 (down $475,000 from $948,000). It appears that this decline in revenues will continue, thus goodwill in the amount of $2,150,000 has been written off during the quarter ended June 30, 1998.

Results of Operations

      The following table sets forth-certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                              Three months ended  Six months ended
                                   June 30,           June 30,
                             -------------------------------------
                                1997     1998     1997     1998
                             -------------------------------------
Revenue                        100.0%   100.0%   100.0%   100.0%
Cost of services                60.7     63.4     62.5     64.2
Gross profit                    39.3     36.6     37.5     35.8
General and administrative
  expense                       22.1     21.0     22.6     21.4
Sales and marketing expense      5.9      8.4      6.6      8.2


      The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                                     Three months ended June 30,                       Six months ended June 30,
                                      1997                  1998                       1997                   1998
                             --------------------------------------------    ----------------------------------------------
                                Amount    Percent     Amount    Percent        Amount     Percent        Amount     Percent
                             --------------------------------------------    ----------------------------------------------
                                    (Dollars in thousands)                           (Dollars in thousands)
Managed disability
   services                     $4,708        52%    $ 6,704        62%        $ 8,673         51%       $12,815       61%
Specialty review
   services                      2,589        29       2,335        22           5,044         29          4,818       23
Utilization review
   and case
   management services           1,675        19       1,721        16           3,382         20          3,298       16
                             ----------------------------------------------------------------------------------------------
                             ----------------------------------------------------------------------------------------------
                                $8,972       100%    $10,760       100%        $17,099        100%       $20,931      100%
                             ----------------------------------------------------------------------------------------------
                             ----------------------------------------------------------------------------------------------

Managed disability services include: CORE's WorkAbility services, analytic consulting, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services, job analysis/loss prevention services, long term disability case management and license fees.

Three and Six Months Ended June 30, 1998 and 1997

      Revenues increased by $1,788,000 (20%) from $8,972,000 for the three months ended June 30, 1997 to $10,760,000 for the second quarter of 1998. For the six months ended June 30, 1998 revenues increased $3,832,000 (22%) from $17,099,000 in 1997 to $20,931,000 in 1998. Most of the revenue growth realized for the three and six-month periods ended June 30, 1998 came from growth in managed disability services. Specifically, revenues from managed disability services grew $1,996,000 (42%) and $4,142,000 (48%) for the three and six-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. CORE's WorkAbility program contributed 54% of the increase in managed disability services due to the addition of new clients and the expansion of services to existing clients during the latter half of 1997 and the first six months of 1998. Managed disability services also grew through the addition of services including social security disability benefits advocacy, Medicare coordination of benefits and job analysis/loss prevention following acquisitions completed during June and July 1997. Revenues realized from CORE's specialty review services decreased $254,000 (10%) for the three months ended June 30, 1998 as compared to the same period in the prior year due mostly to a decrease in the volume of referrals for behavioral health services. It is uncertain whether this decline in volume will continue. Revenues from utilization review and case management services remained relatively constant during the three and six-month periods ended June 30, 1998 as compared to the same periods in 1997 despite a 35% decline in revenues from utilization review services. Offsetting the expected decline in utilization review services was a comparable increase in revenues from case management services following the acquisition of the operating assets and certain liabilities of TCM in March 1998. The Company expects revenues from utilization review services to continue to decline in future periods as compared to prior year levels.

      The Company's top five clients represented 48% of revenues for the six-month period ended June 30, 1998 as compared to 44% for the same period in 1997. Bell Atlantic accounted for approximately 23% and 25% of revenues for the six-month periods ended June 30, 1998 and 1997, respectively. Motorola represented 10% of the Company's revenues for the six-month period ended June 30, 1998. No other single client represented more than 10% of total revenues for the six-month periods ended June 30, 1998 or 1997.

      Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $1,376,000 (25%) from $5,447,000 for the three months ended June 30, 1997 to $6,823,000 for the second quarter of 1998. For the six months ended June 30, 1998, cost of services increased $2,752,000 (26%) as compared to the same period in 1997, going from $10,691,000 to $13,443,000. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in June and July of 1997 and increased staffing levels required to service new and growing WorkAbility clients. Additionally, amortization expense continues to increase as software enhancements to the Company's operating systems are developed and placed into service.

      CORE's gross profit performance for the six months ended June 30, 1998 declined to 36% from 38% in 1997. The Company's gross profit performance was impacted by lower margins realized in its specialty review services. Gross profit performance for each of the Company's principal service lines for the six month periods ended June 30, 1998 and 1997, respectively are: 38% and 38% for managed disability services; 33% and 38% for specialty review services; and 32% and 34% for utilization review and case management services. During the first six months of 1998, gross profit performance under specialty review services was adversely impacted by the decrease in revenues. In addition, expenses (mostly payroll) have been added in advance of expected program revenues with certain new specialty review clients.

      General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $279,000 (14%) from $1,983,000 for the three months ended June 30, 1997 to $2,262,000 for the second quarter of 1998. For the six months ended June 30, 1998, general and administrative expenses increased $627,000 (16%) as compared to the same period in 1997, going from $3,866,000 to $4,493,000. Higher costs in payroll, rent and other general and administrative expenses relate primarily to the Company's acquisitions of SSDC and Protocol Work Systems in June and July 1997. The Company has also incurred additional costs associated with the maintenance of its computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased from 23% for the six months ended June 30, 1997 to 21% for the six months ended June 30, 1998. This improvement is generally due to greater economies of scale related to higher revenues.

      Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $368,000 (69%) from $532,000 for the three months ended June 30, 1997 to $900,000 for the second quarter of 1998. For the six months ended June 30, 1998, sales and marketing expenses increased $591,000 (52%) as compared to the same period in 1997, going from $1,127,000 to $1,718,000. The increase is primarily due to increased staffing to support the sales and product development departments as well as additional travel costs and costs incurred for participation in tradeshows. During the latter half of 1997, the Company expanded its sales organization, organized its sales force into five geographical regions and began its plan to prospect all Fortune 500 companies. Additionally, a sales tracking system was implemented in late 1997 to streamline prospective sales activities, centrally manage the Company's sales activities and assist in identifying cross-selling opportunities of the Company's products and services to take advantage of the 1997 acquisitions of SSDC and Protocol Work Systems and the 1998 acquisition of TCM. The Company expects to continue to invest an increased amount of resources in sales and marketing in future periods.

      Depreciation and amortization expenses increased $42,000 (9%) from $453,000 for the three months ended June 30, 1997 to $495,000 for the second quarter of 1998. For the six months ended June 30, 1998, depreciation and amortization expenses increased $121,000 (14%) as compared to the same period in 1997, going from $890,000 to $1,011,000. The increase is largely attributable to increased amortization expense on the goodwill acquired in the purchases of SSDC and Protocol Work Systems.

      The Company recorded non-recurring charges during the quarter ended June 30, 1998 for relocation costs in the amount of $64,000 and restructuring charges in the amount of $50,000. The relocation costs related to the Company's relocation of its' accounting department from Boston, Massachusetts to its corporate offices in Irvine, California and the restructuring charges related to the restructuring of the Company's CRS operations based in Texas to incorporate the newly acquired Texas based TCM clients and employees.

      Other income consists primarily of interest income, which represents amounts earned by the Company's investments as reduced by interest expense. Other income decreased $69,000 (44%) from $158,000 for the three months ended June 30, 1997 to $89,000 for the second quarter of 1998. For the six months ended June 30, 1998, other income decreased $91,000 (28%) as compared to the same period in 1997, going from $330,000 to $239,000. The decrease is due to a decrease in funds available for investment.

Financial Condition, Liquidity and Capital Resources

      For the six months ended June 30, 1998, the Company's cash and cash equivalents decreased by $4,154,000. For this period, operating activities used $456,000 due primarily to net losses of $4,295,000 and a net increase in accounts receivable of $1,539,000 (resulting from the increase in revenues), as offset by depreciation and amortization of $1,430,000 and the write-off of goodwill of $4,085,000. The Company's investing activities used $2,686,000 of cash due primarily to the purchases of property and equipment (including software development) of $1,740,000. The Company's financing activities used $1,011,000 for this period due primarily to payments made on obligations for acquisitions.

      The Company leases its facilities and certain office equipment. Future lease commitments, which relate substantially to space rental, for the years ended December 31, 1998 and December 31, 1999 are approximately $1.0 million and $2.0 million, respectively. All obligations held by the Company under lease commitments expire on various dates through June 2003 and total $5.2 million as of June 30, 1998.

      The Company has net operating loss carryforwards for income tax purposes of approximately $5 million as of June 30, 1998, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

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

                                          PART II

Item 2.  Changes in Securities and Use of Proceeds

In the quarter ended June 30, 1998, the Company sold the following shares of Common Stock, which were not registered under Securities Act at the time of issuance. All such shares were sold to present and former employees or consultants upon the exercise of stock options.

                                                                 Purchase Price
Date      Security           Purchaser        Number of Shares   per Share
-------------------------------------------------------------------------------
4/9/98    Common Stock       H. Fife          122                $6.25
5/6/98    Common Stock       S. Vaziri         53                $6.25


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

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits. The following exhibits are included:

Exhibit
Number    Description
------    -----------

27*       Financial Data Schedule.

------------------------------------
* Filed herewith

(b) Reports on Form 8-K.

      On April 2, 1998 the Company filed a report on Form 8-K dated March 17, 1998 concerning the acquisition of the operating assets and certain liabilities of Transcend Case Management ("TCM"). On May 29, 1998 the Company filed a related Form 8-K/A (Amendment No. 1) which included the audited balance sheet of TCM as of December 31, 1997 and the related statements of operations, accumulated deficit and cash flows for the year then ended. The Report on Form 8-K/A (Amendment No. 1) also included the unaudited interim statements of operations, accumulated deficit and cash flows for the period from January 1, 1998 through March 16, 1998. Pursuant to the TCM Purchase Agreement, the operating assets of TCM were acquired in exchange for the assumption of certain liabilities and the future issuance of shares of common stock of CORE, the number of which shall be equal to a valuation based upon future revenue performance of TCM. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORE, INC.


Dated:  August 13,1998               By: /s/ William E. Nixon
                                         ----------------------------------
                                         William E. Nixon
                                         Chief Financial Officer, Executive
                                         Vice President and Treasurer
                                         (Duly authorized officer and
                                         Principal Financial Officer)