Form 10-Q
period 1998-09-30
CORE INC
filed 1998-11-13
CIK 880238

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                     FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

On November 6, 1998 there were 7,822,842 shares of the Registrant's Common Stock outstanding.

                                     CORE, INC.
                                     FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                 TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
 PART I      FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Consolidated Condensed Balance Sheets                                                       3

             Consolidated Condensed Statements of Operations                                             5

             Consolidated Condensed Statements of Cash Flows                                             6

             Notes to Consolidated Condensed Financial Statements                                        7

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations      10

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                 N/A

 PART II     OTHER INFORMATION

 Item 1.     Legal Proceedings                                                                          N/A

 Item 2.     Changes in Securities and Use of Proceeds                                                  15

 Item 3.     Defaults Upon Senior Securities                                                            N/A

 Item 4.     Submission of Matters to a Vote of Security Holders                                        15

 Item 5.     Other Information                                                                          N/A

 Item 6.     Exhibits and Reports on Form 8-K                                                           16

 Signatures                                                                                             17

                                      CORE, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                  1997           1998
                                                                                 (NOTE 1)     (UNAUDITED)
                                                                               ---------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                       $7,944,595     $1,992,497
Investments available-for-sale                                                   1,188,037          -
Accounts receivable, net of allowance for doubtful accounts of
  $151,633 at December 31, 1997 and $216,607 at September 30, 1998               6,473,037     10,792,884
Notes receivable from officers                                                     106,388         90,462
Prepaid expenses and other current assets                                          815,100      1,198,752
                                                                               ---------------------------
Total current assets                                                            16,527,157     14,074,595

Property and equipment, net                                                      6,444,803      7,503,572
Deposits and other assets                                                          494,208        840,860
Goodwill, net of accumulated amortization of  $340,705 at
  December 31, 1997 and $669,587 at September 30, 1998                           8,818,159     26,784,862
Intangibles, net                                                                   530,705         80,478
                                                                               --------------------------

Total assets                                                                   $32,815,032    $49,284,367
                                                                               --------------------------
                                                                               --------------------------

See accompanying notes.

                                      CORE, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1997          1998
                                                                                  (NOTE 1)     (UNAUDITED)
                                                                               ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                 $833,898     $1,993,138
 Accrued expenses                                                                1,846,545      3,129,271
 Advances under revolving credit agreement                                           -          2,500,000
 Accrued payroll                                                                   650,230        366,312
 Deferred income taxes                                                              74,816         68,316
 Notes payable                                                                      64,900        207,400
 Obligation from acquisition                                                     1,125,000          -
 Current portion of obligations to former shareholders                              50,000          -
 Current portion of capital lease obligations                                       31,651         12,354
                                                                               ---------------------------
Total current liabilities                                                        4,677,040      8,276,791

Advances under revolving credit agreement, net of current portion                    -         14,500,000
Notes payable, net of current portion                                              185,049        189,638
Capital lease obligations, net of current portion                                    4,695          -
Deferred rent, net of current portion                                              146,592        105,020
Deferred income taxes                                                              143,000        149,500


Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares; no
  shares outstanding                                                                 -              -
Common stock, $0.10 par value per share; authorized
  30,000,000 shares; issued and outstanding 7,303,079 at
  December 31, 1997 and 7,816,142 at September 30, 1998                            730,308        781,614
Additional paid-in capital                                                      34,909,579     37,761,173
Deferred compensation                                                              (13,392)       (13,392)
Accumulated deficit                                                             (7,967,839)   (12,465,977)
                                                                               ---------------------------
Total stockholders' equity                                                      27,658,656     26,063,418

                                                                               ---------------------------
Total liabilities and stockholders' equity                                     $32,815,032    $49,284,367
                                                                               ---------------------------
                                                                               ---------------------------

See accompanying notes.

                                      CORE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------------
                                                      1997          1998               1997           1998
                                               -----------------------------------------------------------------
Revenues                                          $10,531,319    $11,442,913       $27,629,939    $32,373,654
Cost of services                                    6,152,346      6,998,044        16,843,247     20,440,617
                                               -----------------------------------------------------------------
Gross profit                                        4,378,973      4,444,869        10,786,692     11,933,037

Operating expenses:
   General and administrative                       2,091,029      2,441,247         5,956,582      6,934,536
   Sales and marketing                                663,979        931,331         1,791,257      2,648,847
   Depreciation and amortization                      533,835        612,991         1,424,207      1,624,043
   Write-off of goodwill                                 -              -                 -         4,085,449
   Arbitration costs                                     -              -                 -           736,009
   Charges in connection with disposal of
     subsidiary                                          -           541,410              -           541,410
   Other non-recurring charges                           -           102,441              -           216,718
                                               -----------------------------------------------------------------
     Total operating expenses                       3,288,843      4,629,420         9,172,046     16,787,012
                                               -----------------------------------------------------------------

Income (loss) from operations                       1,090,130       (184,551)        1,614,646     (4,853,975)

Other income (expense):
   Interest income                                    122,707         49,796           464,724        297,695
   Interest expense                                    (6,538)      (128,422)          (18,661)      (136,858)
   Other income                                           250           -                  250           -
                                               -----------------------------------------------------------------
                                                      116,419        (78,626)          446,313        160,837
                                               -----------------------------------------------------------------

Income (loss) before income taxes                   1,206,549       (263,177)        2,060,959     (4,693,138)
Income tax (provision) benefit                        (98,144)        60,000          (129,144)       195,000
                                               -----------------------------------------------------------------

Net income (loss)                                  $1,108,405      $(203,177)       $1,931,815    $(4,498,138)
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------
Net income (loss) per common share:
   Basic                                                $0.15         $(0.03)            $0.27         $(0.61)
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------
   Diluted                                              $0.14         $(0.03)            $0.25         $(0.61)
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------
Weighted average number of common
  shares and equivalents outstanding:
   Basic                                            7,265,000      7,495,000         7,231,000      7,377,000
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------
   Diluted                                          7,970,000      7,495,000         7,855,000      7,377,000
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------

See accompanying notes.

                                      CORE, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1997           1998
                                                                                  -------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                    $1,931,815    $(4,498,138)
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
     Depreciation                                                                     1,225,074      1,412,534
     Amortization                                                                       632,314        843,218
     Write-off of goodwill                                                                 -         4,085,449
     Arbitration costs, net of cash payments                                               -           190,000
     Increase in allowance for doubtful accounts                                           -            49,974
     Write down of property and equipment                                                  -           102,064
     Compensation recognized under stock option plans                                      -            13,400
     Changes in operating assets and liabilities, net of effects of acquisitions:
       Increase in accounts receivable                                                 (910,721)    (3,294,850)
       (Increase) decrease in prepaid expenses and other current assets                 105,306       (685,286)
       Increase (decrease) in accounts payable and accrued expenses                    (331,138)     1,412,797
                                                                                  -------------------------------
Net cash provided by (used in) operating activities                                   2,652,650       (368,838)

INVESTING ACTIVITIES:
  Additions to property and equipment                                                (1,401,074)    (2,431,545)
  Additions to goodwill and intangibles, net                                           (500,000)      (235,394)
  Decrease in notes receivables from officers                                             1,281         15,926
  Decrease in deposits and other assets                                                 122,894         53,348
  Decrease in cash pledged as collateral                                                192,000           -
  Payment for acquisitions, net of cash acquired                                     (5,697,703)   (20,091,229)
  Payments on non-compete obligations to former shareholders                            (50,000)          -
  Purchases of investments available-for-sale                                       (31,886,685)   (16,579,100)
  Sales of investments available-for-sale                                            35,442,048     17,767,137
                                                                                  -------------------------------
Net cash used in investing activities                                                (3,777,239)   (21,500,857)

FINANCING ACTIVITIES:
  Payments on obligation from acquisition                                                  -        (1,125,000)
  Payments on notes payable                                                             (44,307)       (92,911)
  Payments on capital lease obligations                                                 (36,595)       (23,992)
  Borrowings under credit agreement                                                        -        17,000,000
  Issuance of common stock upon exercise of stock options and warrants                  390,626        159,500
                                                                                  -------------------------------
Net cash provided by financing activities                                               309,724     15,917,597
                                                                                  -------------------------------

Net decrease in cash and cash equivalents                                              (814,865)    (5,952,098)
Cash and cash equivalents at beginning of period                                      4,281,994      7,944,595
                                                                                  -------------------------------
Cash and cash equivalents at end of period                                           $3,467,129     $1,992,497
                                                                                  -------------------------------
                                                                                  -------------------------------

Supplemental disclosure of cash flow information:
  Interest paid                                                                         $16,509       $134,522
                                                                                  -------------------------------
                                                                                  -------------------------------
  Income taxes paid                                                                        -          $150,500
                                                                                  -------------------------------
                                                                                  -------------------------------

Non-cash investing and financing activities:
  Obligations incurred in connection with the purchase of SSDC                       $1,125,000           -
                                                                                  -------------------------------
                                                                                  -------------------------------
  Issuance of common stock in connection with purchase of DRMS                             -        $2,730,000
                                                                                  -------------------------------
                                                                                  -------------------------------

See accompanying notes.

                                      CORE, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1998

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from the audited financial statements of CORE, INC. ("CORE" or the "Company") at that date.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 contained in the Company's annual report filed on Form 10-K filed on April 1, 1998, as amended by the Company's 10-K/A filed with the Securities and Exchange Commission on April 10, 1998.

Note 2 - Business Acquisitions

On September 1, 1998, the Company acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a Delaware corporation, pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Purchase
Agreement").   Pursuant to the Purchase Agreement, all shares of stock of DRMS were acquired in exchange for a $20,000,000 cash payment, the issuance of 480,000 shares of the Company's common stock and the future issuance of up to an additional $7,000,000 of the Company's common stock after September 30, 2001, based upon the future performance of DRMS. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement. DRMS is a full service reinsurance intermediary manager providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility. The acquisition has been accounted for as a purchase.

On March 17, 1998, a wholly owned subsidiary of the Company acquired the assets of Transcend Case Management, Inc., a Georgia corporation ("TCM"), pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, all of the assets of TCM were acquired in exchange for the assumption of certain liabilities and the issuance of shares of common stock of the Company, the number of which shall be equal to a valuation based upon future revenue performance of TCM. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement. TCM is a provider of workers' compensation case management services. The acquisition has been accounted for as a purchase.

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial purchase price of $6,500,000 and additional performance related cash payments. Performance based payments of $139,000 have been made as of September 30, 1998 and up to an additional $300,000 is payable, based upon the future performance of SSDC. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits.
The acquisition has been accounted for as a purchase.

                                  CORE, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

The pro forma unaudited results of operations for the nine months ended September 30, 1997 and 1998, assuming consummation of the DRMS, TCM and SSDC acquisitions as of January 1, 1997, are as follows:


                                                        Nine months ended September 30,
                                                              1997          1998
                                                        -------------------------------
      Revenues                                            $35,203,842   $36,604,273
                                                        -------------------------------
                                                        -------------------------------
      Income (loss) before extraordinary item                $356,882   $(4,753,565)
                                                        -------------------------------
                                                        -------------------------------
      Net income (loss)                                    $1,460,752   $(4,753,565)
                                                        -------------------------------
                                                        -------------------------------
      Earnings (loss) per common share:
        Net income (loss) before extraordinary item:
          Basic                                                 $0.05        $(0.61)
                                                        -------------------------------
                                                        -------------------------------
          Diluted                                               $0.04        $(0.61)
                                                        -------------------------------
                                                        -------------------------------
        Net income (loss):
          Basic                                                 $0.19        $(0.61)
                                                        -------------------------------
                                                        -------------------------------
          Diluted                                               $0.17        $(0.61)
                                                        -------------------------------
                                                        -------------------------------

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on the date indicated.

Note 3 - Non-recurring Charges

During the quarter ended September 30, 1998, the Company adopted a plan to discontinue the operations of one of its subsidiaries, Cost Review Services, Inc. ("CRS"), effective October 31, 1998. In connection with this action, the Company recorded estimated charges totaling $541,000. The major components of the charges were $173,000 of employee separation costs, $150,000 of noncash charges to dispose of certain assets through sale or abandonment and $128,000 to terminate lease and other contractual obligations. The charges do not include additional costs of servicing the existing customers through October 31, 1998. These costs will be charged to operations, as appropriate, when incurred. CRS provided bill audit and workers' compensation case management services to insurance companies and third-party administrators of workers' compensation programs.

Other non-recurring charges incurred during the quarter ended September 30, 1998 in the amount of $102,000 related to the Company's relocation of its accounting department from Boston, Massachusetts to its corporate offices in Irvine, California. For the nine months ended September 30, 1998, these relocation costs total $166,000.

For the nine months ended September 30, 1998, CORE has written off goodwill in the amount of $4,085,000 in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121"). As previously reported, during the quarter ended June 30, 1998, CRS was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with a recent short-term history of operating losses incurred by CRS indicated that the net book value of the goodwill related to the CRS operations ($1,935,000) was not recoverable and
thus, written-off as of June 30, 1998.   Also during the quarter ended June 30,
1998, the Company performed a review of its other long-lived assets in accordance with Statement 121. The results of its review indicated that an impairment loss in the amount of $2,150,000 existed related to the identifiable intangibles (i.e. goodwill) acquired from SSDC in June 1997. This impairment loss represented approximately 30% of the net book value of goodwill as of June 30, 1998 and has resulted primarily from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, goodwill in the amount of $2,150,000 was written off during the quarter ended June 30, 1998.

                                  CORE, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

The Company incurred costs of $736,000 during the nine months ended September 30, 1998 as a result of a settlement agreement entered into with the former shareholders of CRS on June 2, 1998. The settlement agreement related to an arbitration dispute and included the immediate payment of $425,000 and the issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, the Company incurred approximately $120,000 in other costs related to the arbitration (mostly legal and travel).

Note 4 - Credit Agreement

On August 31, 1998, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). Under the Credit Agreement, which expires August 31, 2003, the Company may borrow up to $17,000,000 at the prime rate plus 0.50% or London Interbank Offered Rate ("LIBOR") plus 3.50% subject to mandatory commitment reductions each quarter in amounts ranging from $250,000 to $1,000,000. At September 30, 1998, the Company had outstanding borrowings of $17,000,000 under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company's assets and requires the Company to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by the Company without the Bank's written consent. The Company was in compliance with the financial covenants contained in the Credit Agreement at September 30, 1998.

In connection with the Credit Agreement, the Company issued a Warrant to purchase shares of its Common Stock to Fleet. The Warrant entitles the holder to purchase up to 156,322 shares of the Company's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003.

Note 5 - Earnings (loss) per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:


                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     1997            1998               1997           1998
                                               ------------------------------------------------------------------
Numerator:
  Net income (loss)                               $1,108,000      $(203,000)         $1,932,000    $(4,498,000)
                                               ------------------------------------------------------------------
Denominator:
  Denominator for basic earnings (loss)
   per share: weighted-average shares              7,265,000      7,495,000           7,231,000      7,377,000
  Effect of dilutive stock options and
   warrants                                          705,000                            624,000
                                               ------------------------------------------------------------------
  Denominator for diluted earnings (loss)
   per share: adjusted weighted-average
   shares and assumed conversions                  7,970,000      7,495,000           7,855,000      7,377,000
                                               ------------------------------------------------------------------
Basic earnings (loss) per share                        $0.15         $(0.03)              $0.27         $(0.61)
                                               ------------------------------------------------------------------
Diluted earnings (loss) per share                      $0.14         $(0.03)              $0.25         $(0.61)
                                               ------------------------------------------------------------------

Note 6 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), REPORTING COMPREHENSIVE INCOME. As of January 1, 1998, the Company adopted Statement 130. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. During the nine-month period ended September 30, 1997, other comprehensive income was not significant. There was no other comprehensive income during the nine-month period ended September 30, 1998.

                                  CORE, INC.
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

NOTE 7 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CORE, INC. ("CORE" or the "Company") provides managed disability services (which consist of the Company's WorkAbility-Registered Trademark- program, full service reinsurance management services, analytic consulting services, social security disability benefits advocacy, Medicare coordination of benefits and job analysis and loss prevention services), specialty physician and behavioral health review services and health care benefits utilization review and case management services. These services are provided principally to self-insured employers, third-party administrators and insurance carriers. The Company is typically compensated for these services either on a per employee per month ("PEPM"), per case, hourly, percentage of risk premium (for full service reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The managed disability service line also includes a limited amount of revenue (1% for the nine months ended September 30, 1998) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

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

CURRENT DEVELOPMENTS

On September 1, 1998, the Company acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a Delaware corporation, pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Purchase
Agreement").   Pursuant to the Purchase Agreement, all shares of stock of DRMS were acquired in exchange for a $20,000,000 cash payment, the issuance of 480,000 shares of the Company's common stock and the future issuance of up to an additional $7,000,000 of the Company's common stock after September 30, 2001, based upon the future performance of DRMS. The purchase price is subject to certain adjustments as set forth in the Purchase Agreement. DRMS is a full service reinsurance intermediary manager providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility. The acquisition has been accounted for as a purchase.

On September 15, 1998, the Company adopted a plan to discontinue the operations of one of its subsidiaries, Cost Review Services, Inc. ("CRS"), effective October 31, 1998. In connection with this action, the Company recorded estimated charges totaling $541,000. The major components of the charges were $173,000 of employee separation costs, $150,000 of noncash charges to dispose of certain assets through sale or abandonment and $128,000 to terminate lease and other contractual obligations. The charges do not include additional costs of servicing the existing customers through October 31, 1998. These costs will be charged to operations, as appropriate, when incurred. CRS provided bill audit and workers' compensation case management services to insurance companies and third-party administrators of workers' compensation programs.

RESULTS OF OPERATIONS

The following table sets forth-certain statement of operations data for the periods indicated expressed as a percentage of revenues:


                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           --------------------------------------
                                             1997      1998      1997      1998
                                           --------------------------------------
     Revenue                                100.0%    100.0%    100.0%    100.0%
     Cost of services                        58.4%     61.2%     61.0%     63.1%
     Gross profit                            41.6%     38.8%     39.0%     36.9%
     General and administrative expense      19.9%     21.3%     21.6%     21.4%
     Sales and marketing expense              6.3%      8.1%      6.5%      8.2%

The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:


                                              Three months ended September 30,              Nine months ended September 30,
                                               1997                   1998                   1997                    1998
                                      -------------------------------------------     -------------------------------------------
                                       Amount     Percent      Amount     Percent      Amount     Percent      Amount     Percent
                                      -------------------------------------------     -------------------------------------------
                                                  (Dollars in thousands)                          (Dollars in thousands)
Managed disability services           $ 6,345         60%     $ 7,453         65%     $15,018         55%     $20,269         63%
Specialty review services               2,479         24%       2,384         21%       7,522         27%       7,201         22%
Utilization review and case
 management services                    1,707         16%       1,606         14%       5,090         18%       4,904         15%
                                      -------------------------------------------     -------------------------------------------
                                      $10,531        100%     $11,443        100%     $27,630        100%     $32,374        100%
                                      -------------------------------------------     -------------------------------------------
                                      -------------------------------------------     -------------------------------------------

Managed disability services include: CORE's WorkAbility services, full service reinsurance management services, analytic consulting, social security disability benefits advocacy, Medicare coordination of benefits, bill audit services, job analysis/loss prevention services, long term disability case management and license fees.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues increased by $912,000 (9%) from $10,531,000 for the three months ended September 30, 1997 to $11,443,000 for the third quarter of 1998. For the nine months ended September 30, 1998 revenues increased $4,744,000 (17%) from $27,630,000 in 1997 to $32,374,000 in 1998. Most of the revenue growth realized for the three and nine-month periods ended September 30, 1998 came from growth in managed disability services. Specifically, revenues from managed disability services grew $1,108,000 (17%) and $5,251,000 (35%) for the three and nine-month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. CORE's WorkAbility program contributed 66% of the increase in managed disability services during 1998 due to the addition of new clients and the expansion of services to existing clients during the latter half of 1997 and the first nine months of 1998. Also contributing to the increase in revenues during the quarter ended September 30, 1998 was the acquisition of DRMS on September 1, 1998 which expanded CORE's managed disability services program to include
disability reinsurance management services.   Revenues realized from CORE's
specialty review services decreased $95,000 (4%) for the three months ended September 30, 1998 as compared to the same period in the prior year due mostly to a decrease in the volume of referrals for behavioral health review services. It is uncertain whether this decline in volume will continue. Revenues from utilization review and case management services also decreased during the during the three and nine-month periods ended September 30, 1998 as compared to the same periods in 1997 due mostly to a 35% decline in revenues from utilization review services. Offsetting this expected decline in utilization review services was a more than 10% increase in revenues from case management services following the acquisition of the operating assets and certain liabilities of TCM in March 1998. The Company expects revenues from utilization review and case management services to continue to decline in future periods as compared to prior year levels.

The Company's top five clients represented 49% of revenues for the nine-month period ended September 30, 1998 as compared to 41% for the same period in 1997. Bell Atlantic accounted for approximately 24% and 23% of revenues for the nine-month periods ended September 30, 1998 and 1997, respectively. No other single client represented more than 10% of total revenues for the nine-month periods ended September 30, 1998 or 1997.

Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $846,000 (14%) from $6,152,000 for the three months ended September 30, 1997 to $6,998,000 for the third quarter of 1998. For the nine months ended September 30, 1998, cost of services increased $3,597,000 (21%) as compared to the same period in 1997, going from $16,843,000 to $20,441,000. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in 1998 and the summer of 1997 in addition to increased staffing levels required to service new and growing WorkAbility clients.

CORE's gross profit performance for the nine months ended September 30, 1998 declined to 37% from 39% in 1997. The Company's gross profit performance was significantly impacted by lower margins realized in its specialty review services, going from 37% in 1997 down to 32% in 1998, and in its utilization review and case management services, going from 42% down to 35%, while gross margins realized within managed disability services remained constant at 42% for the nine months ended September 30, 1998 and 1997. The decline in gross margins under specialty review and utilization review and case management services was due mostly to the decrease in revenues realized under these programs. In addition, expenses (mostly payroll) have been added in advance of expected program revenues with certain new specialty review clients.

General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $350,000 (17%) from $2,091,000 for the three months ended September 30, 1997 to $2,441,000 for the third quarter of 1998. For the nine months ended September 30, 1998, general and administrative expenses increased $978,000 (16%) as compared to the same period in 1997, going from $5,957,000 to $6,935,000. Higher costs in payroll, rent and other general and administrative expenses relate primarily to the Company's acquisitions during 1998 and the summer of 1997. The Company has also incurred additional costs associated with the maintenance of its computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, remained relatively constant at 21% for the nine months ended September 30, 1998, as compared to the same period in the prior year.

Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $267,000 (40%) from $664,000 for the three months ended September 30, 1997 to $931,000 for the third quarter of 1998. For the nine months ended September 30, 1998, sales and marketing expenses increased $858,000 (48%) as compared to the same period in 1997, going from $1,791,000 to $2,649,000. This increase is directly related to the acquisitions of SSDC, Protocol Work Systems and TCM completed during 1997 and 1998, which accounted for 50% of the increase in sales and marketing expenses for the nine months ended September 30, 1998. The balance of the increase is primarily due to expanded staffing to support the sales and product development departments as well as additional travel costs and costs incurred for participation in tradeshows. The Company expects to continue to invest an increased amount of resources in sales and marketing in future periods.

Depreciation and amortization expenses increased $79,000 (15%) from $534,000 for the three months ended September 30, 1997 to $613,000 for the third quarter of 1998. The increase during the third quarter of 1998 is directly related to the amortization of goodwill acquired in the purchase of DRMS on September 1, 1998 which is expected to amount to approximately $100,000 monthly. For the nine months ended September 30, 1998, depreciation and amortization expenses increased $200,000 (14%) as compared to the same period in 1997, going from $1,424,000 to $1,624,000. The increase during the nine months ended September 30, 1998 is partly related to the amortization of the goodwill of DRMS and mostly attributed to increased amortization expense on the goodwill acquired in the purchases of SSDC and Protocol Work Systems in 1997.

The Company recorded non-recurring charges during the quarter ended September 30, 1998 in the amount of $541,000 for costs related to the Company's plan to discontinue the operations of CRS. In addition, the Company incurred relocation costs in the amount of $102,000 related to the Company's relocation of its accounting department from Boston, Massachusetts to its corporate offices in Irvine, California.

Other income and expense, net, consists primarily of interest income, which represents amounts earned by the Company's investments, as reduced by interest expense. Other income and expenses decreased $195,000 from income of $116,000 for the three months ended September 30, 1997 to expenses of $79,000 for the third quarter of 1998. For the nine months ended September 30, 1998, other income decreased $285,000 as compared to the same period in 1997, going from $446,000 to $161,000. The decrease is due to a decrease in funds available for investment and an increase in borrowings outstanding used to complete the recent acquisition of DRMS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 31, 1998, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with Fleet National Bank. Under the Credit Agreement, which expires August 31, 2003, the Company may borrow up to $17,000,000 at the prime rate plus 0.50% or London Interbank Offered Rate ("LIBOR") plus 3.50% subject to mandatory commitment reductions each quarter in amounts ranging from $250,000 to $1,000,000. At September 30, 1998, the Company had outstanding borrowings of $17,000,000 under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company's assets and requires the Company to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by the Company without the Bank's written consent. The Company was in compliance with the financial covenants contained in the Credit Agreement at September 30, 1998.

For the nine months ended September 30, 1998, the Company's cash and cash equivalents decreased by $5,952,000. For this period, operating activities used $369,000 of cash due primarily to net losses of $4,498,000 and a net increase in accounts receivable of $3,295,000, as offset by depreciation and amortization of $2,256,000, the write-off of goodwill of $4,085,000 and an increase in accounts payable and accrued expenses of $1,413,000. The increase in accounts receivable is due primarily to the increase in revenues over 1997 and contractual timing of certain client billings. The increase in accounts payable and accrued expenses relates mostly to the deal costs incurred in connection with the acquisition of DRMS and the costs accrued following the Company's plans to discontinue the operations of CRS. The Company's investing activities used $21,501,000 of cash due primarily to the acquisition of DRMS of $20,091,000 and additions to property and equipment (including software development) of $2,432,000. The Company's financing activities provided $15,918,000 of cash for this period due primarily to $17,000,000 in borrowings under a new credit agreement dated August 31, 1998, as offset by $1,125,000 in payments made on obligations related to a previous acquisition.

The Company leases its facilities and certain office equipment. Future lease commitments, which relate substantially to space rental, for the years ended December 31, 1998 and December 31, 1999 are approximately $0.7 million and $2.7 million, respectively. All obligations held by the Company under lease commitments expire on various dates through June 30, 2003 and total $7.9 million as of September 30, 1998.

The Company has net operating loss carryforwards for income tax purposes of approximately $5 million as of September 30, 1998, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

The Company is currently negotiating client service agreements that may require the Company to expend working capital ahead of the contractual billing periods. To the extent that such working capital needs exceed currently available working capital, the Company believes that it can obtain such additional working capital from its present lender or others. The Company believes that this additional financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 1999.

The Company's primary computer application platforms were originally designed to process and store dates in a four-character year format. The Company believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. Management believes CORE's major systems are effectively Year 2000 compliant and will require minor modifications. The Company has completed an assessment of internal applications and licensed operating systems, software tools and utilities. Additionally, the Company has evaluated third party data feeds, primarily to and from clients information systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company estimates that the Year 2000 project will be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems.
The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The costs of the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                                       PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 1998, the Company issued the following shares
of Common Stock.   All such shares were issued to stockholders of Disability
Reinsurance Management Services, Inc. ("DRMS") as partial consideration for all their capital stock of DRMS pursuant to the Capital Stock Purchase Agreement between CORE, DRMS and the stockholders of DRMS.


 Date        Security           Stockholder             Number of Shares
 -------------------------------------------------------------------------
 9/1/98      Common Stock       James Fallon            129,600
 9/1/98      Common Stock       Lisa Hansen             129,600
 9/1/98      Common Stock       Michael Lachance        129,600
 9/1/98      Common Stock       David Rich               60,000
 9/1/98      Common Stock       David Mitchell           31,200

On August 31, 1998, the Company issued a Warrant to purchase shares of its Common Stock to Fleet National Bank ("Fleet"), in connection with the credit facility the Company established with Fleet. The Warrant entitles the holder to purchase up to 156,322 shares of the Company's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003.

These foregoing securities were not registered under the Securities Act at the time of sale and issuance, in reliance upon the exemption contained in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering. No underwriter was involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting in lieu of the Annual Meeting of Stockholders was held on July 30, 1998 in Irvine, California.

The vote to elect two persons as Class I Directors of the Company was as follows:


                                       For       Withheld Authority
                                    ---------    ------------------
Leslie Alexandre, Dr. P.H.          6,543,113         280,071
Stephen C. Caulfield                6,543,113         280,071

Accordingly, Ms. Alexandre and Mr. Caulfield were re-elected as Class I Directors to serve for a three year term until the 2001 annual stockholders meeting and until their successors are duly elected and qualified. Class II Director (Richard H. Egdahl) whose term is expiring at the 1999 annual meeting of stockholders and Class III Directors (George C. Carpenter IV and Craig C. Horton) whose terms are scheduled to expire at the 2000 annual meeting of stockholders have terms as directors that continued after the July 1998 Special Meeting.

The vote to approve the adoption of the Company's 1997 Stock Option Plan was as follows:


For                                 3,128,783
Against                             1,968,576
Abstain                                 9,825
Delivered, non-voted                1,716,000

Accordingly, adoption of the Company's 1997 Stock Option Plan was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Exhibits.  The following exhibits are included:

Exhibit
Number    Description
------    -----------

2.1 Capital Stock Purchase Agreement, dated as of August 31, 1998, by and among CORE, INC., Disability Reinsurance Management Services, Inc., and the Stockholders of Disability Reinsurance Management Services, Inc., including Exhibit A-1 (excluding other Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

4.1  Warrant Agreement, dated as of August 31, 1998, between CORE, INC. and
     Fleet National Bank (excluding Exhibits).   Filed as exhibit 4.1 to
     Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.1 Credit Agreement, dated as of August 31, 1998, between CORE, INC. and Fleet National Bank, including Exhibit A (excluding Schedules and other Exhibits). Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.2 Registration Rights Agreement, dated as of August 31, 1998, between CORE, INC. and James T. Fallon, Lisa O. Hansen, Michael D. Lachance, David C. Mitchell and David K. Rich. Filed as exhibit 10.2 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.3 Registration Rights Agreement, dated as of August 31, 1998, between CORE, INC. and Fleet National Bank. Filed as exhibit 10.3 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.4 Employment Agreement by and between Disability Reinsurance Management Services, Inc. and James T. Fallon (excluding Attachments). Filed as exhibit 10.4 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.5 Employment Agreement by and between Disability Reinsurance Management Services, Inc. and Lisa O. Hansen (excluding Attachments). Filed as exhibit
     10.5 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.6 Employment Agreement by and between Disability Reinsurance Management Services, Inc. and Michael D. Lachance (excluding Attachments). Filed as exhibit 10.6 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

27*  Financial Data Schedule.

------------------------------------
* Filed herewith

(b)  REPORTS ON FORM 8-K.

On September 17, 1998, the Company filed a report on Form 8-K dated September 1, 1998 concerning the acquisition of all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"). On October 20, 1998, the Company filed a related Form 8-K/A (Amendment No. 1) which included the audited balance sheet of DRMS as of June 30, 1998 and the related statements of income and accumulated deficit, and cash flows for the six months then ended; the audited balance sheet of DRMS as of December 31, 1997 and the related statements of income and accumulated deficit, and cash flows for the year then ended; the unaudited balance sheet of DRMS as of June 30, 1997 and the related statements of income and accumulated deficit, and cash flows for the six months then ended; and the audited balance sheets of DRMS as of December 31, 1996 and 1995 and the related statements of operations, accumulated deficit and cash flows for the years then ended.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORE, INC.



Dated:  November 12, 1998     By:  /s/ William E. Nixon
                                   --------------------------------------
                                   William E. Nixon
                                   Chief Financial Officer, Executive
                                   Vice President and Treasurer
                                   (Duly authorized officer and Principal
                                   Financial Officer)