Form 10-K
period 1998-12-31
CORE INC
filed 1999-04-01
CIK 880238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998
                                             -----------------

                         Commission file number 0-19600
                                                -------

                                   CORE, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                                 04-2828817
---------------------------------------------------------  -------------------
(State of jurisdiction of incorporation or organization)     (IRS employer
                                                           identification no.)

        18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA  92612
        ---------------------------------------------------------------
          (Address of principal executive offices)          (zip code)

       Registrant's telephone number, including area code: (949) 442-2100
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                   -----

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

Indicate by check "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999 was $54,771,047. On March 22, 1999, there were 7,891,577 shares of the Registrant's Common Stock outstanding.

         Documents incorporated by reference: INFORMATION CALLED FOR IN PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE 1999 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A.

                             TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I

Item 1      Business                                                                             3

Item 2      Properties                                                                          14

Item 3      Legal Proceedings                                                                   15

Item 4      Submission of Matters to a Vote of Security Holders                                 15

            Executive Officers of the Registrant                                                16


PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters               18

Item 6      Selected Financial Data                                                             20

Item 7      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           21

Item 7a     Quantitative and Qualitative Disclosures About Market Risk                          28

Item 8      Financial Statements and Supplementary Data                                         28

Item 9      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                            28


PART III

Item 10     Directors and Executive Officers of the Registrant                                  28

Item 11     Executive Compensation                                                              28

Item 12     Security Ownership of Certain Beneficial Owners and Management                      28

Item 13     Certain Relationships and Related Transactions                                      28


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K                     29

            Index to Financial Statements                                                      F-1

                                       2

                                     PART I

ITEM 1.  BUSINESS.

         CORE, INC. ("CORE" or the "Company") is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. The Company's services include Integrated Disability Management (which consist of the Company's proprietary WorkAbility-Registered Trademark-Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling and analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

         CORE's Integrated Disability Management services include monitoring the appropriateness of absences and durations under short and long term disability plans, family medical leave and similar plans, and workers' compensation programs, in order to reduce unnecessary absenteeism and its related costs of wage replacement, hiring and training replacement personnel and lost productivity. These services are provided through CORE's WorkAbility program, which uses a proprietary software program developed and supported through the statistical analysis of disability utilization data collected over a 10 year period. CORE's WorkAbility program provides an objective, medically based method for recommending and monitoring employees' return-to-work status. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence and thus assure that the employee, attending physician and employer all have reasonable and consistent expectations as to the projected return-to-work date. CORE's reinsurance and group disability risk management services include providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility. The Company's social security disability benefits advocacy program provides assistance to disabled employees with obtaining their Social Security Disability Insurance benefits.

         CORE's Peer Review Analysis program provides pre-certification, concurrent, appellate, medical policy and quality independent specialty physician review services for use within utilization management programs of the Company's insurance company and self-insured corporate clients. The Company believes its more than 325 Board certified physician reviewers comprise the largest independent physician review service in the country. CORE's behavioral health review program provides comparable review service by psychiatric specialists in specialties such as general, child and adolescent and addiction psychiatry.

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

         On October 2, 1995, CORE acquired all the capital stock of Cost Review Services, Inc. ("CRS"), a regional workers' compensation bill audit firm. In June 1997, CORE purchased certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"), a disability management services firm which provides social security disability benefits advocacy and Medicare coordination of benefits. In July 1997, the Company purchased the assets and certain liabilities of Protocol Work Systems, Inc. ("PWS"), a provider of job analysis, employee physical agility testing and other loss prevention services to the workers' compensation market. In March 1998, a wholly-owned subsidiary of the Company, TCM Services, Inc. ("TCM"), acquired substantially all of the assets and certain liabilities of Transcend Case Management, Inc. ("Transcend"), a regional provider of workers' compensation case management services. In September 1998, the Company acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a full-service reinsurance intermediary manager.

         Effective October 31, 1998, the Company discontinued the operations of CRS. On December 23, 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of its option to reacquire the assets, as described in the Asset Purchase Agreement dated March 17, 1998.

         The Company's executive offices are located at 18881 Von Karman Avenue, Suite 1750, Irvine, California 92612, and its telephone number at that address is (949) 442-2100.

         "WorkAbility," "Peer Review Analysis," "PRA" and "CORE" are registered trademarks of the Company.


INDUSTRY OVERVIEW

         In recent years, large corporations have begun to recognize the magnitude of the annual cost of occupational and non-occupational injuries and illnesses, which according to several 1997 studies exceeded $2,200 per employee, or 8% of total payroll costs. These expenses present a significant challenge to corporate productivity. The Company estimates that total U.S. costs due to injury and illness-related workplace absence will grow to $340 billion by the year 2000, double what they were at the start of the decade.

      According to industry sources, disability costs including workers' compensation expenditures grew at an average annual rate of over 18% from 1990 through 1996, and the Company believes this growth is continuing. The Company estimates that workers' compensation costs were approximately $80 billion in 1998. Despite the general awareness of this high level of workers' compensation costs, expenditures for group disability (including short-term disability and long-term disability plans), sick pay and family leave represent a far larger share of total expenditures, estimated at 60%-75% of total disability costs. Two driving factors behind the increase in group disability and workers' compensation expenditures are workplace and legislative changes. Work-related changes that have contributed to rising benefits costs include the aging of the active workforce, increased volatility in hiring and layoffs (which often results in increased benefits utilization) and increased diagnoses of repetitive stress-related injuries. Also contributing to rising disability benefit costs and awareness are legislative changes such as the Family and Medical Leave Act and the Americans with Disabilities Act, which mandate accommodation for family circumstances and disabled workers, which both have a growing impact on accommodation and lost time issues.

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


SERVICES AND PRODUCTS

         CORE offers services and products designed to assist the Company's clients control and monitor disability, workers' compensation and health care costs without compromising the quality of care or services available to patients. The Company's service lines include:

         (1)  Integrated Disability Management,

         (2)  Peer Review Analysis,

         (3)  Exiting/exited services, and

         (4)  Other service lines.


INTEGRATED DISABILITY MANAGEMENT

Integrated Disability Management includes the following products and services:
                  WorkAbility Absence Management Program
                  Disability Reinsurance Management Services
                  Social Security Advocacy
                  CORE Analytic
                  Protocol Work Systems
                  Licensing


         WORKABILITY ABSENCE MANAGEMENT PROGRAM

         The Company estimates that total direct and indirect expenditures for medically-related workplace absence are approximately $260 billion annually, of which less than 25% are related to workers' compensation payments. The cost of absenteeism includes wage replacement, the costs of hiring and training replacement personnel and lost productivity. CORE's WorkAbility Absence Management Program provides for the monitoring of the appropriateness of absences and their duration under short and long term disability plans, family medical leave and similar plans, and workers' compensation programs. The program is focused on reducing unnecessary absenteeism and the costs associated with such absences, thereby improving workplace productivity.

         The WorkAbility program is built on the foundation of a proprietary software system developed by the Company and maintained through the statistical and clinical analysis of disability utilization data. The WorkAbility program allows the Company to work with employee's physicians to establish expected absence duration using duration guidelines that are specific and objective. These guidelines are packaged in a software module called WorkAbility On-Line Medical Protocols (WOMP). WOMP is proprietary to CORE. The WorkAbility program, which contains WOMP, was developed along six key absence management concepts:

            DAY ONE INTERVENTION. Unlike retrospective disability review which is triggered only after an extended employee absence or after significant costs have been incurred, the WorkAbility program is designed to facilitate absence management from the first day of the absence (or sooner, in the case of planned absences such as elective surgery or childbirth). This proactive approach allows return-to-work expectations to be set early with the doctor, the patient and the workplace, and supports efforts to return patients to work on modified hours or with modified duties.

            PROPRIETARY TECHNOLOGY AND DATABASE. CORE began developing its WorkAbility program in 1986. The WOMP protocols are regularly updated using COREbase, a database of more than 650,000 disability and workers' compensation records collected by CORE over a period of 10 years. This database-driven updating process allows CORE to field absence duration guidelines that are based on actual return-to-work experience. The database continues to grow as CORE adds more clients, and as clients integrate across more lost time benefits.

            CLINICAL COLLEGIALITY AND CREDIBILITY. The WorkAbility program is based on conducting a clinically credible dialog with an employee's physician to reach agreement on an appropriate return-to-work plan. The clinical depth and complexity of the WOMP protocols support this activity by providing a foundation of clinical credibility. Our approach is focused on making this dialog a collegial interaction.

            CONCURRENT REVIEW. In addition to the initial recommendation of an appropriate return-to-work plan, the WorkAbility program includes ongoing review of the progress of the case. The information from these subsequent reviews add to the cumulative database driving the development of the protocol system, thereby ensuring that the guidelines serve both the initial review, as well as the sequential reviews over time as an illness or injury progresses toward return to work.

            COMPLETE WORKFORCE COVERAGE. The WorkAbility program is designed to cover all workplace absences, not only the longer term and more costly absences. The WOMP protocols cover over 10,000 clinical endpoints for medical conditions and surgical procedures. The breadth of the protocols ensures consistent return-to-work planning, regardless of whether the condition causing the absence is a result of workplace injury covered by workers' compensation or an injury occurring outside of the workplace covered by a disability plan.

            FLEXIBILITY. The system is designed to allow the Company to customize the product and services to meet client needs and culture. The guidelines are based on a statistical distribution so that a client can choose how to monitor and to manage durations. The system generates communications that are all customized to the client's benefit plan. In addition, depending on the technical capability of the client, other modalities such as e-mail, intranet and internet can be used to disseminate information on claim approvals and status.

         The WorkAbility software system is used by customer service representatives and registered nurse reviewers to assess each disability claim in the early stages of an employee's absence. Under the WorkAbility program, the employee contacts CORE and the employee's eligibility for the benefit is assessed using information previously supplied by the employer and loaded onto CORE's system. Once eligibility is determined, CORE's nurse reviewer contacts the employee's physician or office staff (depending on the severity of the case). The nurse reviewer enters information on the diagnosis and severity of the condition into CORE's proprietary WorkAbility system. The return-to-work plan is established by the nurse using the WorkAbility program's automated clinical protocols. The protocols consider such factors as the employee's age and general health, job requirements, symptoms and severity of the condition, diagnosis of the attending physician, treatment plan, medical procedure(s) performed, prognosis for recovery and comorbid factors in establishing a recommended absence duration.

         To assure consistency, reviews are guided by program standards based on both statistical and clinical analysis and, in certain circumstances, are referred to physicians for further review. If CORE and the attending physician agree with respect to the anticipated absence duration, letters stating the expected return-to-work date are sent to the employee and physician on the date the review is completed. The employer is notified of the return-to-work date electronically. If the employee's physician disagrees with the suggested return-to-work plan (as occurs in less than 15% of the cases), the case is referred to a WorkAbility physician advisor who will discuss the case with the treating physician. In the event that they cannot reach agreement, the case is referred to the employer for consultation to determine whether or not an independent medical examination (IME) should be requested. IMEs are required in fewer than 2% of the cases. If the employee's condition or medical treatment changes during the absence or the employee is not ready to return to work on the expected date, a request for an extension of the absence is reviewed on a case-by-case basis using the WOMP duration guidelines with the additional information provided by the attending physician and/or patient.

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

         In addition to direct absence management activities, the WorkAbility program provides to clients reports that track utilization and cost trends and return-to-work plan performance. In addition to the standard report package, clients can obtain additional services, such as adding health care claims to provide a more complete picture of the clinical factors and costs associated with disability. Clients with integrated benefits often customize the reporting packages to present their utilization separately by plan (e.g. short-term disability, long term disability) as well as on a combined basis.

         DISABILITY REINSURANCE MANAGEMENT SERVICES

         DRMS, acquired by the Company in September 1998, is a reinsurance intermediary providing turnkey disability reinsurance and management services for insurance company clients marketing other forms of employee benefit products such as medical, dental, and group life insurance. DRMS provides a comprehensive array of services designed to increase its clients success at marketing disability products. These services include strategic planning, sales and marketing, product development, actuarial, underwriting, claims management and compliance services. DRMS' customer-focused team uses proprietary systems to provide creative solutions and day-to day decisions quicker and more efficiently than its competitors.

         As a reinsurance intermediary, DRMS does not assume insurance risk. Reinsurance risk protection to DRMS' clients is provided through the Disability Alliance for Reinsurance Treaties ("DART"). The lead reinsurer for DART assumes the risk from DRMS clients and passes on portions of it to a group of participating reinsurers. In addition to managing the reinsurance risk, DRMS provides accounting and administrative services to DART.

         The addition of DRMS to the CORE family provides a strategic opportunity to provide additional long-term disability services to CORE customers. Through DRMS, CORE can also provide an insurance option to CORE clients. Finally, DRMS' network of insurance contacts can provide possible opportunities for CORE to provide services to insurance carriers.

         SOCIAL SECURITY ADVOCACY

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

         CORE ANALYTIC

         In addition to the services provided to WorkAbility clients, CORE Analytic provides data analysis and consulting services directly to large corporate clients. These services include in-depth customized information concerning their disability and health care costs and utilization experience. Health care costs, disability costs and workers' compensation costs are often under separate departments in a large employer (human resources, benefits and risk management), which has historically impaired corporations' ability to recognize the magnitude of, and to manage, these costs. The basic objectives of CORE's Analytic services are to help employers and insurers obtain better value for their disability, workers' compensation and health care expenditures with a company's specific goals in mind. CORE assists in identifying the best means to reduce the total costs of these benefits or slow the rate of increase, enhance the appropriateness and quality of care, predict future benefit costs and increase the return on investment from managed care programs. CORE's Analytic consulting services can coordinate and analyze information on a company-wide basis and use the client's information and CORE's proprietary disability and medical cost data analysis methodologies to simulate changes in a benefit plan's structure and the resulting impacts on overall benefit program cost. For example, CORE serves as a data partner to several Fortune 500 companies and provides quarterly "CORE Impact Reports" on integrated claims experience of the client covering disability, workers' compensation and group health benefits.

         PROTOCOL WORK SYSTEMS

         The JobSafe program of CORE's Protocol Work Systems division provides on-site job profiling and functionality assessments in a program that compares the physical agility of each worker with the actual demands of the job to create a safer working environment. The JobSafe program is tailored to each client's specific facility to help ensure compliance with the Americans with Disabilities Act, Occupational Safety Health Administration regulations and quality control requirements of ISO 9000. The program begins with an on-site tour of the client's facility. The tour is followed by a meeting with supervisors, interviews with employees, and the collection of measurement and weight statistics. Job descriptions then are created, videotapes are produced with descriptive commentary for each job, and finally, physical agility testing of each employee is conducted. The process culminates with a compilation of information for the client, along with instructions on how to operate the program.

         LICENSING

         In addition to the key role the WOMP protocols plays within the WorkAbility software system, the WOMP protocols have also been licensed by the Company to third parties as a separate product. These WorkAbility protocols are updated annually to, among other things, reflect recent advancements in medical technology and procedures, and to update the recommended disability durations using the collective experiential data collected by CORE through its services to clients.

         The Company is also considering licensing other software products, such as the family medical leave administration system to third parties.


PEER REVIEW ANALYSIS

Peer Review Analysis includes the following products and services:
         Physician Review Services
         Behavioral Health Review


         PHYSICIAN REVIEW SERVICES

         CORE's independent specialty physician review program, known commercially as Peer Review Analysis or PRA, provides pre-certification, concurrent, appellate, medical policy and quality physician review services for use with existing utilization management programs of clients, including insurance carriers that service the group health, disability and workers' compensation markets, and other managed care companies. The Company believes its more than 325 Board certified physician reviewers comprise the largest independent physician review organization in the country. The Company's consulting relationship with this large base of physicians has positioned the Company to offer an independent external appeal review service, which is mandated under several state laws and generally requires specialty-matched reviews. The Company believes that appellate review is one of the growing sectors of the otherwise mature health care utilization management industry.

            When a client's nurse reviewer determines that a case does not meet the client's established criteria, the nurse reviewer will forward a referral to CORE. The referral describes the principal diagnosis of the patient and the reason for referral for physician review. In most instances the reason for referral is based upon a question of medical necessity or therapeutic benefit of a proposed treatment plan. CORE's independent physician reviews the case information, which will have been previously entered into CORE's data processing systems, and then telephones the attending physician to ascertain any additional clinical data, the attending physician's rationale for the proposed treatment plan or the proposed length of hospital stay. Based on discussions with the attending physician, including, when appropriate, discussions of possible alternative treatment plans, and using clinical judgment as well as criteria based on national norms, CORE's physician makes a recommendation concerning the appropriateness of the proposed or revised treatment plan.

         CORE then notifies its client of its recommendation regarding the medical necessity or appropriateness under the client's health care benefit plan of the proposed treatment plan, hospitalization or length of stay. If the proposed hospitalization is not certifiable as such under the plan, the payor typically denies or reduces the payment of benefits for the proposed hospitalization. The decision of the payor may be appealed by the patient or the attending physician. In such event a second CORE independent physician of the same specialty who was not involved in the original decision will review the case on the merits of the clinical criteria or any additional information.

         Reviews under the Company's specialty physician review program are managed from CORE's offices, and the majority of all review decisions are completed within 24 hours of referral. In most instances, CORE's physician review services are advisory in nature. Determinations as to the payment or denial of benefits are typically made by the third party payor, and the patient and the attending physician make decisions as to the patient's medical treatment.

         The Company is certified by the American Accreditation HealthCare Commission ("AAHC/URAC") to perform various utilization review functions. AAHC/URAC is a nationally recognized organization that has developed standards to encourage the availability of effective, efficient and consistent utilization review of health care services throughout the United States. One of AAHC/URAC's objectives is to establish standards for the procedures used to process appeals of utilization review determinations. Many of the Company's clients rely on CORE's specialty physician and behavioral health review services to comply with AAHC/URAC's appellate procedures.

         BEHAVIORAL HEALTH REVIEW

         CORE's behavioral health review program provides psychiatric review services similar to the Company's specialty physician review services by psychiatrists who are supported by a team of multi-specialty physicians. CORE's independent psychiatrists include specialists in various psychiatric specialties such as general psychiatry, child and adolescent psychiatry and addiction psychiatry. CORE believes that its multi-specialty psychiatrists and CORE's emphasis on intensive specialty review distinguish it from psychiatric review performed by other utilization management firms and better addresses the more subjective nature of many behavioral health reviews.

EXITING/EXITED SERVICES

Exiting/exited services includes the following products and services:
         Regional workers' compensation field case management (CRS and TCM) Regional workers' compensation bill audit (CRS)
         Integrated Behavioral Health

         During 1998, the Company assessed the performance and outlook for each of its service lines and made a strategic decision to focus on building CORE's leadership position in employee absence management services and to exit certain businesses in which market leadership or minimum profit margins did not appear to be attainable. The following three product lines were identified as not satisfying the long-term goals of the Company:

         - Regional workers' compensation field case management services as delivered through CORE's subsidiaries, CRS and TCM. Both of these subsidiaries operated at a loss during 1998. Core believed that these subsidiaries could not operate at minimum profit margin targets. Accordingly, the Company exited CRS's and TCM's regional field case management services on October 31 and December 23, 1998, respectively.

         - Regional workers' compensation bill audit services were delivered by CRS. Again, it was determined that these services would not meet CORE's profit and market leadership goals, and as such, were exited as of October 31, 1998.

         - Integrated Behavioral Health, a California corporation ("IBH") is a wholly-owned subsidiary that provides mental health case management services. Because of the size of the operations, and the limited market share it enjoys, the Company does not believe that IBH is compatible, on a long-term basis, with CORE's profit margin and product leadership goals. The Company has granted an exclusive option to a non-affiliated party to purchase the assets of IBH and intends to exit the operations of this unit during 1999. See "Notes to Consolidated Financial Statements," Note 17, contained elsewhere within this report for additional information.


OTHER SERVICE LINES

Other service lines includes the following products and services:
         Utilization Review and Case Management
         Medicare Coordination of Benefits


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

         For cases requiring intensive case management, CORE assigns a nurse case manager to the case. These nurse reviewers work with providers and insurers to provide the appropriate health care benefits to patients facing catastrophic or chronic illness.

         The Company plans to continue to offer these services to support our existing clients, especially those who have integrated their medical and disability case management programs. Our ability to manage catastrophic cases with an absence management perspective continues to provide value to the Company by building relationships with providers and expanding our clinical credibility.


         MEDICARE COORDINATION OF BENEFITS

         Through its SSDC subsidiary, the Company provides services to help large employers identify those employees or retirees who should be receiving Medicare benefits. The Company then assists the client in establishing or documenting Medicare primacy, identifying the health care plan payments and costs that can be offset by Medicare, and implements an overpayment recovery program.

            Because this product is geared toward the large employer client, which is CORE's target market, the Company will continue to market and provide these services.


CLIENTS AND MARKETING

            CORE has over 325 customers across the country, including numerous Fortune 500 companies. Revenues from Fortune 500 companies accounted for approximately 62% of total revenues in 1998. The following is a selected list of CORE's clients which, the Company believes, is representative of its overall client base:

BELL ATLANTIC CORPORATION                        MOTOROLA CORPORATION
DAIMLERCHRYSLER                                  HUGHES ELECTRONICS CORPORATION
RELIASTAR FINANCIAL CORP.                        CNA INSURANCE COMPANY
FLEET FINANCIAL GROUP                            COMMONWEALTH OF VIRGINIA
CHAMPION INTERNATIONAL CORPORATION               DANA CORPORATION
MEDICAL MUTUAL OF OHIO                           PCS HEALTH SYSTEMS, INC.
LIBERTY MUTUAL INSURANCE COMPANY, INC.           GENERAL ELECTRIC CORPORATION
GTE COMMUNICATIONS SYSTEM CORPORATION

         CORE markets its services primarily to national, direct accounts, including self-insured employers, and through group health and disability insurance carriers and third party administrators. The Company also maintains a distribution agreement with Reliastar Financial Corp. to offer CORE's WorkAbility services to their customers. For providing WorkAbility services, the Company is paid fees by the insurance company.

         During 1997 and 1998, Bell Atlantic Corporation represented 23% and 21%, respectively, of total revenues. No other client represented more than 10% of total revenues. During the years ended December 31, 1997 and 1998, the Company's five largest clients represented 43% and 45%, respectively, of total revenue.

         CORE typically enters into service agreements with its clients. These agreements have automatically renewable successive terms of between one and three years, but are generally terminable upon 60 to 90 days notice. They do not generally provide for minimum payments and are usually non-exclusive. Subject to earlier termination provisions set forth therein, CORE's Bell Atlantic agreements range from three to ten years. Certain contracts include provisions that the fees payable to CORE can vary based upon CORE's performance and the savings achieved by the client under the contract.

         For many of its programs, CORE charges its clients a "capitated fee" (i.e. a fixed per employee per month ("PEPM") fee or a fixed per employee per quarter fee). The amount of this fee varies depending on the number and type of review programs selected by the client and the size of the client. For other services, CORE charges fees on an hourly, per case, percentage of risk premium (for turn-key and reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare programs) basis rather than a capitated basis. Notwithstanding the outcome of CORE's review, decisions as to the payment or denial of benefits and eligibility or coverage under the benefit plan are typically made by the administrator of the participant's health care plan, not by CORE. The patient and the attending physician always make decisions as to the patient's medical treatment, not CORE.

         During 1998, several clients requested that CORE accept fiduciary responsibility for their disability benefit program. The Company's confidence in its clinical decisions permitted it to assume these responsibilities. CORE charges increased fees to those clients for which it serves as a plan fiduciary.

         During the second half of 1998, the Company bid on and was awarded several significant contracts, including contracts with the Commonwealth of Virginia and GTE. CORE's services to these clients are for an integrated disability management program, which further validated the Company's marketing strategy of offering a range of disability management services that operate in an integrated fashion.


INFORMATION SYSTEMS

         CORE's key products and services are supported by administrative software that was developed and is maintained by in-house staff. Each of these software programs incorporates E-Mail and other external data exchange features for client and remote user communications.

         CORE's wide area network ("WAN") is designed to support the organization's rapid growth. A scalable architecture has provided flexibility, allowing for timely deployment of upgraded facilities in response to the business' needs. Additionally, CORE provides for alternative backup WAN capability that will assure continuous business operations during network outages. Another ongoing initiative within information systems development is the continual implementation of available information technology to significantly enhance the productivity of all CORE's key products and services. This includes, specifically, the integration of imaging, network fax computer integrated telephony, and Internet technologies into the workflow. Additionally, CORE's largest WorkAbility client has direct access to real-time information via an Extranet. This "self service" model application provides for both the initiation, as well as, the checking of status on claims on a near 24 hours by seven days per week basis. CORE plans to offer this service to other clients in 1999.

         The WorkAbility-Plus system, CORE's multi-tier, client/server technology based application, has provided for the ability to migrate rapidly into expanding business opportunities. CORE continues to expand its industry leading capabilities in regard to the burgeoning family medical leave ("FML") business. Totally integrated with other absence management capabilities, the FML module provides robust capabilities tailored to Federal guidelines as set forth in the Family and Medical Leave Act and other state sponsored legislation. This architecture is designed to allow for client server operation and rapid feature development. Additionally, CORE continues to evolve the system capabilities in regard to the management and payment of long-term disability claims. Integration with software developed by CORE's newest subsidiary, DRMS is near completion. The WorkAbility-Plus application utilizes software architecture that provides maximum flexibility in attaching industry-standard databases to support growth and varying client needs. The Company believes that this architecture will support the integration of additional absence management capabilities.

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

         The laws of many states regulate the provision of health care utilization management services. These regulations generally require the provider of utilization management services to be reasonably accessible by telephone to doctors and patients, to have adequately qualified personnel, to provide physicians and patients a procedure to appeal determinations of non-reimbursement, and to maintain the confidentiality of patient records. Other states regulate the provision of claims administration services and preferred provider organizations which may affect CORE. CORE believes it is in compliance with all applicable regulations governing the provision of managed health care services in the states where CORE is subject to such regulations, as currently in force and as currently interpreted.

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

         In addition to existing government health care regulation, there have been numerous initiatives at the federal and state levels, as well as by third-party payers, for comprehensive reforms affecting the payment for and availability of health care services. The Company believes that such initiatives will continue during the foreseeable future. The Company is unable to predict what, if any, reform initiatives may be adopted, or what effect, if any, their adoption may have on the Company.


COMPETITION

         CORE presently competes in two different markets: (1) managed disability and workers' compensation and (2) health care utilization management.

         The managed disability and workers' compensation market is a developing market, which is highly competitive. Competitors include both new companies focused solely on the workers' compensation market and large established disability insurance carriers who have traditionally dealt with disability from an underwriting rather than an employee productivity perspective. Some of the competitors are significantly larger and have greater financial and marketing resources than CORE. CORE competes on the basis of quality and cost-effectiveness in this market, and the Company believes that its proprietary disability management protocols and database of clinically defined disability episodes give it a significant competitive advantage.

         The health care utilization management market is fragmented but is consolidating rapidly as national health care reform and other forces drive independent utilization review and cost management firms into niche markets or to consolidation with large insurance carriers and provider groups. The health care utilization management market is also highly competitive. Competitors include large established insurance carriers and large managed care organizations. Some of the competitors are significantly larger and have greater financial and marketing resources than CORE. CORE competes on the basis of quality, cost-effectiveness and service.

EMPLOYEES AND PHYSICIAN CONSULTANTS

         In addition to its available staff of over 325 physician consultants covering the major medical specialties, CORE has over 600 employees. Generally, CORE's physician consultants are paid by CORE on a per hour or per case review basis. Almost all of CORE's physicians are retained by the Company as independent contractors and also maintain active practices. The majority of the Company's physicians work between 5 and 20 hours per week for the Company. Compensation to CORE's reviewers is not related to any cost savings achieved by CORE's clients.

ITEM 2.  PROPERTIES.

         The Company occupies its executive headquarters in Irvine, California pursuant to leases for approximately 20,600 sq. feet, which expire in September 2000 and June 2003. The Company also leases facilities of approximately 18,000 sq. feet in Boston, Massachusetts under a lease that expires in May 2000, and approximately 22,500 sq. feet in Burlington, Massachusetts under leases that expire in December 2001 and April 2002. Additionally, the Company leases facilities of approximately 23,700 sq. feet in Los Angeles, California under lease agreements that expire in November 2001 and January 2002; approximately 18,000 sq. feet in Silver Spring, Maryland under a lease that expires in June 2001; approximately 12,000 sq. feet in Novi, Michigan under a lease that expires in August 2001; and approximately 6,500 sq. feet in Portland, Maine under a lease agreement that expires in August 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         Transcend Case Management, Inc. and Transcend Services, Inc. (collectively "Transcend") initiated an arbitration proceeding with the American Arbitration Association on December 16, 1998, in Atlanta, Georgia, against CORE and its wholly-owned subsidiary TCM Services, Inc. ("TCM") in connection with the sale to TCM and subsequent re-acquisition by Transcend of the certain assets. Upon a motion by the Company, the matter was transferred and the arbitration will occur in Orange County, California. Transcend seeks unspecified damages relating to TCM's obligations under an Asset Purchase Agreement (the "Agreement") dated March 17, 1998, pursuant to which TCM acquired substantially all of the assets relating to Transcend's workers' compensation case management business (the "Business").

         In lieu of a payment at closing, the Agreement provided for a subsequent earn-out payment based on TCM's quarterly revenues in either 1999 or 2000. The Agreement also provided TCM with the opportunity to discontinue the operation of the Business if the Business incurred substantial losses, provided TCM first allowed Transcend the option to reacquire the assets of the Business prior to TCM's discontinuance of the Business (the "Option to Reacquire the Assets"). In October 1998, TCM notified Transcend that due to operating losses TCM intended to discontinue the Business. Transcend elected to exercise its Option to Reacquire the Assets of the Business. On December 23, 1998, TCM transferred substantially all of the assets relating to the Business to Transcend.

         In their Demand for Arbitration, Transcend maintains that notwithstanding Transcend's exercise of the Option to Reacquire the Assets, CORE and TCM are required to compensate Transcend for unspecified damages.

         CORE intends to vigorously defend against Transcend's claims in the arbitration and has asserted a counterclaim in the amount of $337,054.55 against Transcend based on a provision in the Agreement that sets forth a formula for establishing the book value of the assets TCM was required to transfer back to the Transcend upon Transcend's exercise of the Option to Reacquire the Assets.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of CORE's executive officers:

         NAME                           AGE     POSITION
         ----                           ---     --------
         George C. Carpenter IV         40      Chairman of the Board of Directors
                                                   and Chief Executive Officer
         Craig C. Horton                44      President and Chief Operating Officer
         William E. Nixon               38      Executive Vice President, Chief Financial Officer,
                                                   Treasurer and Clerk
         Nancy S. Moore                 49      Senior Vice President, Operations
         Michael Darkoch                55      Senior Vice President, Client Development
         James T. Fallon                35      Managing Director, DRMS
         Lisa O. Hansen                 36      Managing Director, DRMS
         Michael D. Lachance            44      Managing Director, DRMS


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

         Craig C. Horton was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting and was elected the President and Chief Operating Officer of the Company on March 30, 1995. Mr. Horton served as the President and a Director of CMI from its formation in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

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

         James T. Fallon joined the Company with Ms. Hansen and Mr. Lachance in September 1998 upon the Company's acquisition of Disability Reinsurance Management Services, Inc. ("DRMS"). Mr. Fallon was a founder of DRMS and has served as a Managing Director of DRMS since its establishment in 1993. Previously, from 1985 through 1993, Mr. Fallon held various sales and marketing management positions with UNUM Life Insurance Company of America ("UNUM") and UNUM's reinsurance division (later Duncanson & Holt).

         Lisa O. Hansen joined the Company with Mr. Fallon and Mr. Lachance in September 1998 upon the Company's acquisition of DRMS. Ms. Hansen was a founder of DRMS and has served as a Managing Director of DRMS since its establishment in 1993. Ms. Hansen began her insurance career in Paul Revere Life Insurance Company's sales force in 1984, then joined UNUM in 1985 where she held several sales and marketing management positions within UNUM's reinsurance division (later Duncanson & Holt.)

         Michael D. Lachance joined the Company with Mr. Fallon and Ms. Hansen in September 1998 upon the Company's acquisition of DRMS. Mr. Lachance was a founder of DRMS and has served as a Managing Director of DRMS since its establishment in 1993. In 1983, Mr. Lachance joined UNUM where he spent over eleven years in a variety of Individual Disability and Group Reinsurance management positions. Mr. Lachance earned his Fellow Society of Actuaries ("FSA") designation in 1986.

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

                                             HIGH                LOW
                                           ----------        ----------
           1997
                First quarter                 $ 9 5/8          $  5 7/8
                Second quarter                  9                 6 1/8
                Third quarter                  11 1/8             8 5/8
                Fourth quarter                 12 1/2             9 7/8

           1998
                First quarter                 $16 3/8           $11 1/4
                Second quarter                 16                 7 3/4
                Third quarter                  10 1/16            3 3/4
                Fourth quarter                  8 1/2             5 1/2


         On March 22, 1999, the closing sale price of the Company's Common Stock, as quoted on the Nasdaq - NNM, was $8.19 per share.

         As of March 22, 1999, there were approximately 152 record holders of the Company's Common Stock and over 1,000 beneficial owners. There are no outstanding shares of the Company's Preferred Stock and, accordingly, no market for said shares.

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

RECENT SALES OF UNREGISTERED SECURITIES


         During the quarter ended December 31, 1998, the Company sold the following shares of Common Stock, which were not registered under the Securities Act at the time of issuance. Except as otherwise noted, such shares were sold to a former investor upon the exercise of previously granted stock warrants.

                                                                           NUMBER OF     PURCHASE PRICE
DATE               SECURITY              PURCHASER                          SHARES         PER SHARE
----------------- ------------------     ---------------------------     --------------  ---------------
10/27/98           Common Stock           Ventana Partnership III, L.P.         6,700          $3.73

        These foregoing securities were not registered under the Securities Act at the time of sale and issuance, in reliance upon the exemption contained in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

ITEM 6.     SELECTED FINANCIAL DATA.

        The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere herein.

                                                                                   Year ended December 31,
                                                       ------------- ------------- --------------- -------------- -------------
                                                           1994          1995           1996           1997           1998
                                                       ------------- ------------- --------------- -------------- -------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Revenues                                                    $16,746       $20,769         $28,806       $38,507       $45,609
Cost of services                                             11,305        12,839          17,741        23,330        27,833
                                                       ------------- ------------- --------------- ------------- -------------
      Gross profit                                            5,441         7,930          11,065        15,177        17,776

Operating expenses:
   General and administrative                                 4,265         4,787           6,285         7,940         9,740
   Sales and marketing                                        1,563         1,499           1,744         2,483         3,649
   Depreciation and amortization                                915           905           1,338         1,955         2,503
   Merger costs                                               1,114           994             -              -             -
   Non-recurring write-off of AmHealth acquisition
                                                                 -             -            1,920            -             -
   Write-off of goodwill                                      2,294            -              -              -          4,085
   Arbitration costs                                             -             -              -              -            736
   Charges in connection with disposal of
     subsidiaries                                                -             -              -              -            658
   Other non-recurring charges                                   -             -              -              -            156
                                                       ------------- ------------- --------------- ------------- -------------
      Total operating expenses                               10,151         8,185          11,287        12,378        21,527
                                                       ------------- ------------- --------------- ------------- -------------

Income (loss) from operations                                (4,710)         (255)           (222)        2,799        (3,751)

Other income (expense):
   Interest income                                              296           240             385           590           303
   Interest expense                                            (158)         ( 83)            (35)          (27)         (505)
   Other income (expense)                                      (127)           19                16            -             -
                                                       ------------- ------------- --------------- ------------- -------------
                                                                 11           176             366           563          (202)
                                                       ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes                            (4,699)          (79)            144         3,362        (3,953)
Income tax (provision) benefit                                   -             -              -            (610)          193
                                                       ------------- ------------- --------------- ------------- -------------
Net income (loss)                                          $ (4,699)        $ (79)           $144        $2,752      $ (3,760)
                                                       ============= ============= =============== ============= =============

Net income (loss) per common share:
    Basic                                                   $ (1.01)      $ (0.02)         $ 0.03        $ 0.38       $ (0.50)
                                                       ============= ============= =============== ============= =============
    Diluted                                                 $ (1.01)      $ (0.02)         $ 0.02        $ 0.35       $ (0.50)
                                                       ============= ============= =============== ============= =============
Weighted average number of common shares
and equivalents outstanding:
    Basic                                                     4,668         4,755           5,713         7,246         7,489
                                                       ============= ============= =============== ============= =============
                                                       ============= ============= =============== ============= =============
    Diluted                                                   4,668         4,755           6,473         7,934         7,489
                                                       ============= ============= =============== ============= =============

                                                                                    December 31,
                                                       ------------- ------------- --------------- ------------- -------------
                                                           1994          1995           1996           1997          1998
                                                       ------------- ------------- --------------- ------------- -------------
                                                                                   (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                   $ -            $1,006          $4,282         $7,945        $2,226
Working capital                                               4,612         3,152          15,781         11,850         5,093
Total assets                                                 12,504        11,869          27,844         32,815        48,732
Long-term debt and capital lease obligations                    121           817             344            190        13,874
Stockholders' equity                                          7,553         7,648          24,456         27,659        26,827


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         CORE, INC. is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. The Company's services include Integrated Disability Management (which consist of the Company's proprietary WorkAbility(R) Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling and analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

         The Company is typically compensated for these services either on a per employee per month ("PEPM"), per case, hourly, percentage of risk premium (for full service reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The integrated disability management services line also includes a limited amount of revenue (1% for the year ended December 31, 1998) from licensing fees attributable to license grants by the Company of the medical protocol portion of the WorkAbility software program.

CURRENT DEVELOPMENTS

      On March 17, 1998, a wholly-owned subsidiary of the Company, TCM Services, Inc. ("TCM") purchased the operating assets and certain liabilities of Transcend Case Management, Inc. ("Transcend"). Transcend, with offices based in Orlando, Florida is a provider of workers' compensation case management services to clients located principally in Florida, Texas and Georgia. On December 23, 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of its option to reacquire the assets, as described in the Asset Purchase Agreement dated March 17, 1998. The Company recorded charges of $241,000 in connection with this transfer.

      On June 2, 1998, the Company entered into a settlement agreement with the former shareholders of Cost Review Services, Inc. ("CRS"). CORE acquired CRS in October 1995. The settlement agreement related to an arbitration dispute and included the immediate payment by CORE of $425,000 and the issuance by CORE of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, the Company incurred approximately $121,000 in other costs related to the arbitration (primarily legal and travel expenses).

      During June 1998, CRS was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with present operating losses incurred by CRS indicated that the net book value of the goodwill and intangibles related to the CRS operations, amounting to $1,935,000, was not recoverable and thus, was written-off. The Company also performed a review of other long-lived assets prior to the close of its results for the quarter ended June 30, 1998. The results of its review indicated that an impairment loss existed related to certain identifiable intangible contract values resulting from the acquisition of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") in June 1997. The impairment loss primarily resulted from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, intangibles in the amount of $2,150,000 were written off.

      On September 1, 1998, the Company acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a Delaware corporation, pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, all shares of stock of DRMS were acquired in exchange for a $20,000,000 cash payment, the issuance of 480,000 shares of the Company's common stock and the future issuance of up to an additional $7,000,000 of the Company's common stock after September 30, 2001, based upon the future performance of DRMS. The purchase price is subject to certain adjustments as set forth in the Stock Purchase Agreement. The excess of the purchase price over the estimated fair market value of the net assets acquired, representing goodwill and certain identifiable intangibles amounting to approximately $22,762,000, is being amortized on a straight-line basis over periods of three to thirty-five years. DRMS is a full service reinsurance intermediary manager providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility.

      Effective October 31, 1998, the Company discontinued the operations of CRS. In connection with this action, the Company recorded charges totaling $417,000. The major components of the charges were $157,000 of employee separation costs, $58,000 of non-cash charges to dispose of certain assets through abandonment and $75,000 to terminate lease and other contractual obligations. CRS provided regional bill audit and workers' compensation case management services to insurance companies and third-party administrators of workers' compensation programs.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                                        YEAR ENDED DECEMBER 31,
                                                   ---------- ------------ -----------
                                                     1996        1997         1998
                                                   ---------- ------------ -----------
Revenue                                               100.0%       100.0%      100.0%
Cost of services                                       61.6         60.6        61.0
Gross profit                                           38.4         39.4        39.0
General and administrative expense                     21.8         20.6        21.4
Sales and marketing expense                             6.1          6.4         8.0


      The following table sets forth the contribution to total revenues of each of the Company's principal service lines for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------- ------------------------ -----------------------
                                                      1996                    1997                     1998
                                             ----------------------- ------------------------ -----------------------
                                               AMOUNT     PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                             ----------- ----------- ------------ ----------- ----------- -----------
                                                                       (Dollars in thousands)

Integrated Disability Management                $10,696         37%      $18,514         48%     $26,959         59%
Peer Review Analysis                              7,670         27%        8,415         22%       8,004         17%
Exiting/exited services                           4,454         15%        3,049          8%       3,558          8%
Other service lines                               5,986         21%        8,529         22%       7,088         16%
                                             ----------- ----------- ------------ ----------- ----------- -----------
                                                $28,806        100%      $38,507        100%      $45,609       100%
                                             =========== =========== ============ =========== =========== ===========

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Revenues increased by $7,102,000 (18%) from $38,507,000 in 1997 to
$45,609,000 in 1998. Growth in Integrated Disability Management contributed $8,445,000 (119%) of the Company's overall net increase in revenues. Revenues for this service line include revenues from DRMS acquired in September 1998 (which expanded CORE's programs to include disability reinsurance management services) and a full year of operations from SSDC and PWS, which were acquired in June and July 1997, respectively. CORE's WorkAbility Absence Management program contributed 52% of the revenue increase in Integrated Disability Management during 1998 due to the addition of new clients and the expansion of services to existing clients during the latter half of 1997 and throughout 1998. Revenues from DRMS contributed 36% of the increase in Integrated Disability Management revenues during 1998.

         A decrease in the volume of referrals in the behavioral health review services program resulted in an overall reduction of 5% in revenues realized from the Peer Review Analysis service line in 1998, as compared to 1997.

         Revenues from services that the Company exited in 1998 or expects to exit in 1999 increased overall by 17% during 1998, as compared to the prior year. These service lines consist of regional workers' compensation case management services (of both CRS and TCM), regional bill audit activities of CRS, and the behavioral health programs of the Company's wholly-owned subsidiary, Integrated Behavioral Health ("IBH"). The net increase in these services during 1998 related principally to the acquisition of TCM in March 1998. Specifically, TCM contributed $1,287,000 in new workers' compensation case management revenues, however TCM operations were exited in December 1998 due to poor net operating performance. The CRS operations were closed as of October 31, 1998 due to the loss of a significant portion of its customer base. The Company expects revenues in these service lines to decrease significantly in 1999 due to the exiting of the CRS and TCM operations together with its intent to exit the operations of IBH in 1999.

      Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased 17% overall for 1998, as compared to 1997. This decrease was primarily attributable to the utilization review program stemming from a decline in enrollment in our clients' indemnity plan based group health business. Although the Company expects revenues from utilization review and other case management services to further decline during 1999, these anticipated decreases may be partially offset by an increase in revenues from its Medicare coordination of benefits program, following the introduction of certain new products developed during 1998.

      For 1998, the Company's top five clients represented 45% of revenues compared to 43% during 1997. Bell Atlantic accounted for approximately 21% of revenue in 1998 and 23% of revenues for 1997. No other single client represented more than 10% of total revenues in 1998 or 1997.

      Cost of services for the Company include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $4,503,000 (19%) from $23,330,000 in 1997 to $27,833,000 in 1998. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in 1998 and the summer of 1997 in addition to increased staffing levels required to service new and growing WorkAbility clients. Additionally, increased amortization expense was incurred as software enhancements to the Company's operating systems were placed into service.

      CORE's gross profit performance for 1998 remained unchanged compared to 1997 at 39%. Gross profit performance for each of the Company's principal lines of service for the years ended 1998 and 1997, respectively, are: 41% and 35% for Integrated Disability Management, 36% and 39% for Peer Review Analysis, 16% and 27% for exiting/exited services and 47% and 52% for other service lines. The increase in gross margins realized under Integrated Disability Management is primarily due to the addition of disability reinsurance management services now provided by the Company pursuant to the acquisition of DRMS. The decline in gross margins realized under Peer Review Analysis is due mostly to the decrease in revenues generated under the behavioral health program and an increase in expenses (mostly payroll) added in advance of expected program revenues with certain new Peer Review Analysis clients. The decline in gross margins realized under other service lines is primarily due to a decrease in revenues generated from the utilization review and Medicare coordination of benefits programs.

      General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $1,800,000 (23%) from $7,940,000 in 1997 to $9,740,000 in 1998. Expenses increased due primarily to higher costs associated with additional staffing in the information services areas to support the growth of the Company. Higher costs in rent, insurance costs, equipment rental and other general and administrative expenses relate primarily to the Company's acquisitions during the summer of 1997 and March and September of 1998. The Company has also incurred additional costs associated with the maintenance of its computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, remained unchanged in 1998, compared to 1997, at 21%.

      Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase exposure, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $1,166,000 (47%) from $2,483,000 in 1997 to $3,649,000 in 1998. The increase is primarily due to the Company's acquisitions during the summer of 1997 and March and September of 1998. The balance of the increase is primarily due to expanded staffing to support the sales and product development departments. The Company expects to continue to invest an increased amount of resources in sales and marketing in future periods.

      Depreciation and amortization expenses increased $548,000 (28%) from $1,955,000 in 1997 to $2,503,000 in 1998. The increase is mainly attributable to increased amortization on the goodwill acquired in the purchases of DRMS in September 1998 and of SSDC and PWS in June and July 1997, respectively.

      During 1998, the Company recorded write-offs of goodwill and intangibles totaling $4,085,000 pursuant to its review of long-lived assets. During June 1998, CRS was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with CRS's present operating losses indicated that the net book value of the goodwill and intangibles related to the CRS operations, amounting to $1,935,000, was not recoverable and thus, written-off effective as of June 30, 1998. The Company also determined that an impairment loss existed related to certain identifiable intangibles acquired from SSDC in June 1997. The impairment loss primarily resulted from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, intangibles in the amount of $2,150,000 were written off as of June 30, 1998.

      On June 2, 1998, the Company entered into a settlement agreement with the former shareholders of CRS. The settlement agreement related to an arbitration dispute and included the immediate payment by CORE of $425,000 and CORE's issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, the Company incurred approximately $121,000 in other costs related to the arbitration (primarily legal and travel expenses).

      During 1998, the Company recorded $658,000 in charges relating to its termination of operations at two subsidiaries. Effective October 31, 1998, the Company discontinued the operations of CRS. In connection with this action, the Company recorded estimated charges totaling $417,000. CRS provided regional bill audit and workers' compensation case management services to insurance companies and third-party administrators of workers' compensation programs. On December 23, 1998, substantially all the assets and certain liabilities relating to TCM were reacquired by the original seller pursuant to terms set forth in the Asset Purchase Agreement dated March 17, 1998. The Company recorded charges of $241,000 in connection with this transfer. TCM provided regional worker's compensation case management services.

      During 1998, the Company recorded other non-recurring charges totaling $156,000. These costs primarily consisted of costs related to the Company's relocation of its accounting department from Boston, Massachusetts to its corporate offices in Irvine, California.

      Other income and expense, net, consists primarily of interest expense as offset by interest income. Interest expense represents amounts incurred related to outstanding borrowings under the Company's August 1998 Credit Agreement with Fleet National Bank. Interest income represents amounts earned by the Company's investments. Other income and expense, net, decreased $765,000 from a net other income of $563,000 in 1997 to a net other expense of $202,000 in 1998. The decrease is due to a decrease in funds available for investment and an increase in borrowings outstanding used to complete the acquisition of DRMS in September 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         Revenues increased by $9,701,000 (34%) from $28,806,000 in 1996 to
$38,507,000 in 1997. Growth in Integrated Disability Management contributed $7,818,000 (81%) of the Company's increase in revenues which included revenues from the June and July 1997 acquisitions of SSDC and Protocol Work Systems, respectively. Approximately 50% of the total revenue increase for the year is attributable to revenues generated from Bell Atlantic Corporation. CORE continued to expand its services provided to Bell Atlantic Corporation during 1997, its first full year as a client. Each of the revenue components of Integrated Disability Management services grew during 1997, except for analytic consulting which had a slight decline of 2%. An increase in the volume of referrals resulted in increased revenues realized from Peer Review Analysis, growing 10% for the year ended 1997, as compared to the prior year.

        Revenues from service lines that the Company exited in 1998 or expects to exit in 1999 declined overall by 32% during 1997, as compared to 1996. The principal reason for the overall decline related to bill audit services, which recorded significantly lower revenues as a result of renegotiated client contracts.

         Revenues from other service lines increased 42% overall for 1997 as compared to 1996 despite a slight decline in enrollment in our clients' indemnity plan based group health business. The increase was primarily attributable to the June 1997 acquisition of SSDC (which expanded CORE's programs to include Medicare coordination of benefits services). The Company expects utilization review and case management revenues to decline in future periods, as compared to current year levels.

         For 1997, the Company's top five clients represented 43% of revenues compared to 36% during 1996. Bell Atlantic accounted for approximately 23% of revenue in 1997 and 13% of revenues for 1996. No other single client represented more than 10% of total revenues in 1997 or 1996.

         Cost of services increased $5,589,000 (32%) from $17,741,000 in 1996 to $23,330,000 in 1997. The increase is primarily the result of additional payroll costs associated with business acquisitions completed in June and July of 1997 and increased staffing levels required to service new and growing WorkAbility clients and growth in the Company's Peer Review Analysis services. Additionally, increased amortization expense was incurred as software enhancements to the Company's operating systems were placed into service.

         CORE's gross profit performance for 1997 improved slightly to 39% from 38% in 1996. Gross profit performance for each of the Company's principal service lines for the years ended 1997 and 1996, respectively, are:
35% and 41% for Integrated Disability Management, 39% and 39% for Peer Review Analysis, 27% and 42% for exiting/exited services and 52% and 30% for other service lines. The decline in gross margins realized by Integrated Disability Management is largely attributable to costs of integrating the new programs pursuant to the June 1997 acquisition of SSDC (which added social security disability benefits advocacy services) and the July 1997 acquisition of PWS. The significant decline in overall gross margins realized for those service lines being exited in 1998 or expected to be exited in 1999 is mainly attributable to a 62% decrease in revenues generated from bill audit services during 1997. The increase in gross margins realized for other service lines is attributable to the addition of Medicare coordination of benefits services in June 1997.

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

         Sales and marketing expenses increased $739,000 (42%) from $1,744,000 in 1996 to $2,483,000 in 1997. The increase is primarily due to increased staffing to support the sales and product development departments as well as additional travel costs and costs for participation in tradeshows. During 1997, the Company expanded its sales organization to focus its efforts on Fortune 500 company prospects. Additionally, a sales tracking system was implemented in 1997 to streamline prospective sales activities, centrally manage the Company's sales activities and assist in identifying cross-selling opportunities of the Company's products and services to take advantage of the acquisitions of SSDC and Protocol Work Systems.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On August 31, 1998, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). Under the Credit Agreement, which was amended on December 31, 1998 and expires August 31, 2003, the Company may borrow up to specified amounts beginning at $17,000,000 at the prime base rate plus 0.50% or London Interbank Offered Rate ("LIBOR") plus 3.50%. The $17,000,000 credit availability is subject to mandatory commitment reductions each quarter in amounts ranging from $250,000 to $1,000,000. At December 31, 1998, the Company had outstanding borrowings of $16,500,000 under the Credit Agreement which were all tied to the prime base lending rate (7.75%) plus the applicable margin. The Credit Agreement is secured by substantially all of the Company's assets and requires the Company to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by the Company without the Bank's written consent. The Company was in compliance with the financial covenants contained in the Credit Agreement at December 31, 1998.

         In connection with the Credit Agreement, the Company issued a Warrant to purchase shares of its Common Stock to Fleet. The Warrant entitles the holder to purchase up to 156,322 shares of the Company's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003.

         On January 15 1999, the Company entered into an interest rate protection arrangement with Fleet that limits the Company's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75 % (or LIBOR at 6.75%) over the life of the Credit Agreement.

         A Second Amendment to the Credit Agreement, dated February 19, 1999 revised the scheduled maximum commitment available from $16,000,000 as of the date of the second amendment to $17,000,000, subject to a revised schedule of mandatory commitment reductions.

         For the year ended December 31, 1998, the Company's cash and cash equivalents decreased by $5,719,000. For this period, operating activities provided $1,484,000 of cash despite net losses of $3,760,000 and a net increase in accounts receivable and other current assets of $3,343,000, as these were offset by depreciation and amortization of $3,332,000 and the write-off of goodwill and intangibles of $4,085,000. The increase in accounts receivable and other current assets is due primarily to the increase in revenues over 1997 and the contractual timing of certain client billings. The Company's investing activities used $22,618,000 of cash mostly to fund the acquisition of DRMS for $20,366,000 and additions to property and equipment (including software development) of $3,504,000. The Company's financing activities provided $15,416,000 of cash for this period due primarily to $16,500,000 in net borrowings under a new credit agreement dated August 31, 1998, as offset by $1,125,000 in payments made on an obligation related to a prior year acquisition.

         The Company leases its facilities and certain office equipment. Future lease commitments, which relate substantially to space rental, for the years ended December 31, 1999 and December 31, 2000 are approximately $2.4 million and $2.1 million, respectively. All obligations held by the Company under lease commitments expire on various dates through June 30, 2003 and total $6.1 million as of December 31, 1998.

         The Company has net operating loss carryforwards for income tax purposes of approximately $5.5 million as of December 31, 1998, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

         The Company has recently entered into certain client service agreements and is currently negotiating other client service agreements that may require the Company to expend working capital ahead of the contractual billing periods. To the extent that such working capital needs exceed currently available working capital, the Company believes that it can obtain such additional working capital from its present lender or others. The Company believes that this additional financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 1999.


YEAR 2000 SYSTEM COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, the Company's computer programs or hardware that have date-sensitive software or embedded chips may not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, the Company is at risk of a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company's primary computer application platforms were essentially designed to process and store dates in a four-character format. The Company believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. The Company has completed an assessment of internal applications and licensed operating systems, software tools and utilities. Additionally, the Company has evaluated third party data feeds, primarily to and from clients information systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications and replacement of existing software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have an impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue involves the following five phases: assessment, remediation, testing, implementation, and certification. To date the Company has fully completed its assessment of all systems that could be significantly affected by the year 2000. The completed assessment indicated that most of the Company's major systems are effectively Year 2000 compliant and will require only minor modifications. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has initiated formal communications with all of its significant vendors and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         For its internal applications and licensed operating systems, software tools and utilities exposures, to date the Company is approximately 80% complete on the remediation phase and expects to complete the software reprogramming and replacement no later than the second quarter of 1999. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 70% of its testing and has implemented approximately 80% of its remediated systems. The testing phase for all significant systems is expected to be completed in the second quarter of 1999, with all remediated systems fully tested and certified in the third quarter of 1999, which is prior to any anticipated impact on its operating systems. Also, during the third quarter of 1999, the Company plans to carry out a certification process to validate the whole information technology environment, once again, to ensure Year 2000 compliance.

         Because the results to date of the completed assessment have indicated that most of the Company's major systems are effectively Year 2000 compliant and will require only minor modifications, no contingency plans have been developed at this time. The Company will develop contingency plans as deemed necessary if a significant risk related to our Year 2000 compliance or a delay in the anticipated timeline for compliance occurs. These contingency plans may involve, among other actions, manual workarounds.

         The Company has queried its material clients that do not share information systems with the Company. To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 issue compliant. The inability of external agents to resolve their Year 2000 issues in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $800,000 and is being funded through operating cash flows. These costs include internal information systems resources redirected to the Company's Year 2000 program. To date, the costs incurred by the Company related to all phases of the Year 2000 project have been immaterial and have been expensed as incurred. Of the total remaining project costs, approximately $200,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $580,000 related to repair of hardware and software and will be expensed as incurred.

         The costs of the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Readers are cautioned that forward-looking statements contained in this discussion should be read in conjunction with our disclosure with regard to forward-looking statements, see "Item 1. Business."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company entered into a revolving line of credit agreement with Fleet National Bank ("Fleet") on August 31, 1998 (the "Credit Agreement"). The Credit Agreement was entered into for purposes other than trading. The outstanding borrowings under the Credit Agreement bear interest at variable rates which reset as prevailing market conditions change. The Company also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure.

         See "Notes to Consolidated Financial Statements," Notes 3 and 9 contained elsewhere within this report for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.


                               PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1999 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

            Certain information as it pertains to executive officers, is included at the end of Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1999 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1999 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 1999 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

          3.   EXHIBITS.


Exhibit
Number    Description
-------   -----------
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

2.5 Capital Stock Purchase Agreement, dated as of August 31, 1998, by and among CORE, INC., Disability Reinsurance Management Services, Inc., and the Stockholders of Disability Reinsurance Management Services,
          Inc., including Exhibit A-1 (excluding other Exhibits and Schedules).
          Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed
          September 17, 1998, and incorporated herein by reference.

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

4.2       Warrant Agreement, dated as of August 31, 1998, between CORE, INC. and
          Fleet National Bank (excluding Exhibits). Filed as exhibit 4.1 to
          Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

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

10.3      Services Agreement, dated as of August 1, 1996, between CORE, INC. and
          Bell Atlantic Corporation (without schedules and appendices). Filed as exhibit 10.1 to Registrant's Quarterly Report Form 10-Q, filed
          August 13, 1997, and incorporated herein by reference.

10.4      Credit Agreement, dated as of August 31, 1998, between CORE, INC. and
          Fleet National Bank, including Exhibit A (excluding Schedules and other Exhibits). Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.5*     First Amendment to the Credit Agreement, dated as of December 31,
          1998, betweeen CORE, INC. and Fleet National Bank.

10.6*     Second Amendment to the Credit Agreement, dated as of February 19,
          1999, between CORE, INC. and Fleet National Bank.

10.7 Registrant's Amended and Restated 1991 Stock Option Plan. Filed as exhibit no. 4.3 to the Registrant's Registration Statement on Form S-8
          (Registration No. 333-15261), filed October 31, 1996, and incorporated herein by reference.

10.8      Form of Stock Option Agreement, dated as of May 17, 1993, between
          Registrant and William E. Nixon. Filed as exhibit no. 10.5 to
          Registrant's Quarterly Report on Form 10-Q, filed June 30, 1993, and incorporated herein by reference.

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

10.15 Form of Stock Option Agreement, granted March 29, 1996, to officers, including schedule of officer optionees. Filed as exhibit no. 10.31 to Registrant's Registration Statement on Form S-1 (Registration No.
          333-03639), filed May 13, 1996, and incorporated herein by reference.

10.16 Form of Stock Option Agreement, granted March 29, 1996, for consulting services, including schedule of optionees. Filed as exhibit no. 10.32 to Registrant's Registration Statement on Form S-1 (Registration No.
          333-03639), filed May 13, 1996, and incorporated herein by reference.

10.17     Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no.
          10.65 to the Company's Registration Statement on Form S-4 (Registration
          No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.18     Forms of Stock Option Agreement under Core Management, Inc. Employee
          Stock Option Plan. Filed as exhibit no.




          10.66 to the Registrant's Registration Statement on Form S-4
          (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.19     Form of Non-Employee Director Stock Option Agreement of Core
          Management, Inc. Filed as exhibit no. 10.67 to the Company's
          Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.20 Registration Rights Agreement, dated February 23, 1994, between CMI and Silicon Valley Bank. Filed as exhibit no. 10.81 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration
          No. 33-73906), filed June 8, 1994, and incorporated herein by reference.

10.21     Registration Rights Agreement, dated March 17, 1998, between CORE,
          INC. and Transcend Services, Inc. Filed as exhibit 10.22 to
          Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

10.22     Registration Rights Agreement, dated as of August 31, 1998, between
          CORE, INC. and James T. Fallon, Lisa O. Hansen, Michael D. Lachance,
          David C. Mitchell and David K. Rich. Filed as exhibit 10.2 to
          Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.23     Registration Rights Agreement, dated as of August 31, 1998, between
          CORE, INC. and Fleet National Bank. Filed as exhibit 10.3 to
          Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.24     Option Agreement, dated June 14, 1997, by and between CORE, INC. and
          R. Gary Dolenga. Filed as exhibit 99.1 to Registrant's current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.25 CORE, INC. 1997 Stock Option Plan, including forms of stock option agreements. Filed as exhibit no. 10.1 to Registrant's Quarterly
          Report on Form 10-Q, filed November 14, 1997, and incorporated herein by reference.

10.26 Employment Agreement, dated November 19, 1993, between the Registrant and William E. Nixon. Filed as exhibit no. 10.49 to Registrant's
          Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.27     Employment Agreement, dated June 25, 1997, by and between SSDC Corp.
          and R. Gary Dolenga. Filed as exhibit 99.2 to Registrant's Current
          Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.28     Employment Agreement by and between Disability Reinsurance Management
          Services, Inc. and James T. Fallon (excluding Attachments). Filed as exhibit 10.4 to Registrant's Current Report on Form 8-K, filed
          September 17, 1998, and incorporated herein by reference.

10.29     Employment Agreement by and between Disability Reinsurance Management
          Services, Inc. and Lisa O. Hansen (excluding Attachments). Filed as exhibit 10.5 to Registrant's Current Report on Form 8-K, filed
          September 17, 1998, and incorporated herein by reference.

10.30     Employment Agreement by and between Disability Reinsurance Management
          Services, Inc. and Michael D. Lachance (excluding Attachments). Filed as exhibit 10.6 to Registrant's Current Report on Form 8-K, filed
          September 17, 1998, and incorporated herein by reference.

10.31     401(k) Plan. Filed as exhibit no. 10.34 to the Registrant's
          Registration Statement on Form S-1 (Registration No.
          33-43418), filed October 18, 1991, and incorporated herein by reference.

10.32 Form of Indemnification Agreement. Filed as exhibit no. 10.35 to the Registrant's Registration Statement on Form S-1 (Registration No.
          33-43418), filed October 18, 1991, and incorporated herein by reference.

21.1*     Subsidiaries of the Registrant.

23.1*     Consent of Independent Auditors.



27.1*     Financial Data Schedule for year ended December 31, 1998.


--------------------------------
*   Filed herewith

          (b) Reports on Form 8-K.

          On October 20, 1998, the Company filed a Form 8-K/A (Amendment No. 1) related to the acquisition of all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS") which included the audited balance sheet of DRMS as of June 30, 1998 and the related statements of income and accumulated deficit, and cash flows for the six months then ended; the audited balance sheet of DRMS as of December 31, 1997 and the related statements of income and accumulated deficit, and cash flows for the year then ended; the unaudited balance sheet of DRMS as of June 30, 1997 and the related statements of income and accumulated deficit, and cash flows for the six months then ended; and the audited balance sheets of Disability Reinsurance Management Services, Inc. as of December 31, 1996 and 1995 and the related statements of operations, accumulated deficit and cash flows for the years then ended.

                                                   CORE, INC.

                                         INDEX TO FINANCIAL STATEMENTS

CORE, INC. audited financial statements

Report of Independent Auditors                                                                                   F-2

Consolidated Balance Sheets - December 31, 1997 and 1998                                                         F-3

Consolidated Statements of Operations - Years ended December 31, 1996, 1997 and 1998                             F-5

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1997 and 1998                   F-6

Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1997 and 1998                             F-7

Notes to Consolidated Financial Statements                                                                       F-9


FINANCIAL STATEMENTS SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                                                  F-20

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
CORE, INC.


We have audited the accompanying consolidated balance sheets of CORE, INC. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CORE, INC. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP



Orange County, California
March 26, 1999

                                                   CORE, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                    ---------------------------------
                                                                         1997             1998
                                                                    ---------------  ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $7,944,595       $ 2,226,020
   Investments available-for-sale                                      1,188,037            --

   Accounts receivable, net of allowance for doubtful
     accounts of  $151,633 in 1997 and $405,013 in 1998                6,473,037         8,280,630

   Unbilled receivables                                                    --            1,395,500

   Notes receivable from officers                                        106,388            90,462

   Prepaid expenses and other current assets                             815,100         1,080,993
                                                                    ---------------  ----------------
Total current assets                                                  16,527,157        13,073,605

Property and equipment, net                                            6,444,803         7,931,150

Deposits and other assets                                                494,208           618,487

Goodwill and intangibles, net of accumulated
    amortization of $460,000 in 1997 and
    $863,077 in 1998                                                  9,348,864         27,108,298
                                                                    ---------------- ----------------
Total assets                                                         $32,815,032       $48,731,540
                                                                    ================ ================

                                                   CORE, INC.
                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                              DECEMBER 31,
                                                                    ----------------------------------
                                                                        1997              1998
                                                                    ---------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   833,898          $ 1,363,785
   Accrued expenses                                                   1,201,283            2,076,933
   Accrued payroll                                                      650,230              807,124
   Accrued vacation                                                     645,262              717,500
   Advances under revolving credit agreement                              --               2,750,000
   Deferred income taxes                                                 74,816               --
   Notes payable                                                         64,900              259,510
   Obligation from acquisition                                        1,125,000               --
   Current portion of obligations to former shareholders                 50,000               --
   Current portion of capital lease obligations                          31,651                6,015
                                                                    ---------------  -----------------
Total current liabilities                                             4,677,040            7,980,867

Advances under revolving credit agreement, net of current portion         --              13,750,000
Note payable, net of current portion                                    185,049              123,633
Capital lease obligations, net of current portion                         4,695               --
Deferred rent, net of current portion                                   146,592               50,410
Deferred income taxes                                                   143,000               --

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares;
   no shares outstanding                                                  --                  --
Common stock, $0.10 par value per share; authorized 30,000,000 shares; issued and outstanding 7,303,079 and 7,824,512 at
   December 31, 1997 and 1998, respectively                             730,308              782,451
Additional paid-in capital                                           34,909,579           37,778,640
Deferred compensation                                                   (13,392)              (6,697)
Accumulated deficit                                                  (7,967,839)         (11,727,764)
                                                                    ----------------------------------
Total stockholders' equity                                           27,658,656           26,826,630
                                                                    ----------------------------------

Total liabilities and stockholders' equity                          $32,815,032          $48,731,540
                                                                    ==================================

See accompanying notes.

                                                   CORE, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ---------------- ----------------- ----------------
                                                                          1996              1997             1998
                                                                     ---------------- ----------------- ----------------
Revenues                                                                 $28,805,590       $38,506,563      $45,609,284
Cost of services                                                          17,740,901        23,330,004       27,832,974
                                                                     ---------------- ----------------- ----------------
Gross profit                                                              11,064,689        15,176,559       17,776,310

Operating expenses:
    General and administrative                                             6,284,651         7,940,005        9,739,920
    Sales and marketing                                                    1,744,386         2,482,561        3,648,707
    Depreciation and amortization                                          1,338,122         1,954,810        2,503,402
    Write-off of AmHealth acquisition                                      1,919,871              --               --
    Write-off of goodwill and intangibles                                       --                --          4,085,449
    Arbitration costs                                                           --                --            736,009
    Charges in connection with disposal of subsidiaries                         --                --            657,670
    Other non-recurring charges                                                 --                --            156,116
                                                                     ---------------- ----------------- ----------------
        Total operating expenses                                          11,287,030        12,377,376       21,527,273

Income (loss) from operations                                               (222,341)        2,799,183       (3,750,963)

Other income (expense):
    Interest income                                                          385,394           589,853          302,784
    Interest expense                                                         (35,512)          (27,315)        (504,746)
    Realized gain on sale of investments available-for-sale                   16,003              --               --
    Other income                                                                 481              --               --
                                                                     ---------------- ----------------- ----------------
                                                                             366,366           562,538         (201,962)
                                                                     ---------------- ----------------- ----------------
Income (loss) before income taxes                                            144,025         3,361,721       (3,952,925)
    Income tax (provision) benefit                                              --            (610,000)         193,000
                                                                     ---------------- ----------------- ----------------
Net income (loss)                                                           $144,025        $2,751,721      $(3,759,925)
                                                                     ================ ================= ================
Net income (loss) per common share:
    Basic                                                                      $0.03             $0.38           $(0.50)
                                                                     ================ ================= ================
    Diluted                                                                    $0.02             $0.35           $(0.50)
                                                                     ================ ================= ================
Weighted average number of common shares and
  equivalents outstanding:
    Basic                                                                  5,713,000         7,246,000        7,489,000
                                                                     ================ ================= ================
    Diluted                                                                6,473,000         7,934,000        7,489,000
                                                                     ================ ================= ================

See accompanying notes.

                                                   CORE, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       ADDITIONAL
                                             COMMON STOCK       PAID-IN       DEFERRED
                                          SHARES     AMOUNT     CAPITAL      COMPENSATION
                                          ------     ------     -------      ------------
BALANCE AT DECEMBER 31, 1995            4,794,403   $ 479,440  $18,052,547   $ (51,120)
Exercise of stock options                 129,508      12,951      349,416          -
Issuance of common stock from
   public offering (net of
   offering costs)                      2,248,800     224,880   16,063,183          -
Amortization of deferred
   compensation                             -           -            -            12,480
Change in unrealized
   gain (loss) on investments
   available-for-sale                       -           -            -              -
Net income                                  -           -            -              -
                                        --------------------------------------------------
BALANCE AT DECEMBER 31, 1996            7,172,711    717,271   34,465,146        (38,640)
Exercise of stock options                 130,368     13,037      462,986           -
Amortization of deferred
   compensation costs                       -           -            -             6,695
Reduction of deferred
   compensation costs due
   to extinguishment of
   unvested options                         -           -         (18,553)        18,553
Change in unrealized gain
   (loss) on investments
   available-for-sale                       -           -            -              -
Net income                                  -           -            -              -
                                        --------------------------------------------------
BALANCE AT DECEMBER 31, 1997            7,303,079    730,308   34,909,579        (13,392)
Exercise of stock options                  41,433      4,143      173,661           -
Amortization of deferred
   compensation costs                       -           -            -             6,695
Compensation recognized
   under stock option plan                  -           -          13,400           -
Issuance of common stock
   pursuant to acquisition
   of Disability Reinsurance
   Management Services, Inc.              480,000     48,000    2,682,000           -
Net loss                                    -           -            -              -
                                        --------------------------------------------------
BALANCE AT DECEMBER 31, 1998            7,824,512  $ 782,451  $37,778,640       $ (6,697)
                                        ==================================================


                                           ACCUMULATED
                                              OTHER                              TOTAL
                                          COMPREHENSIVE     ACCUMULATED       STOCKHOLDERS'   COMPREHENSIVE
                                              INCOME          DEFICIT            EQUITY          INCOME
                                          --------------      -------            ------          ------
BALANCE AT DECEMBER 31, 1995               $  30,975        $(10,863,585)     $ 7,648,257
Exercise of stock options                          -              -               362,367
Issuance of common stock from
   public offering (net of
   offering costs)                                 -              -            16,288,063
Amortization of deferred
   compensation                                    -              -                12,480
Change in unrealized
   gain (loss) on investments
   available-for-sale                            1,008            -                 1,008   $     1,008
Net income                                         -             144,025          144,025       144,025
                                         -----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                    31,983       (10,719,560)      24,456,200   $   145,033
                                                                                            ==============

Exercise of stock options                          -               -              476,023
Amortization of deferred
   compensation costs                              -               -                6,695
Reduction of deferred
   compensation costs due
   to extinguishment of
   unvested options                                -               -                 -
Change in unrealized gain
   (loss) on investments
   available-for-sale                          (31,983)            -              (31,983)  $   (31,983)
Net income                                         -           2,751,721        2,751,721     2,751,721
                                         -----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       -          (7,967,839)      27,658,656   $ 2,719,738
                                                                                            ==============
Exercise of stock options                          -               -              177,804
Amortization of deferred
   compensation costs                              -               -                6,695
Compensation recognized
   under stock option plan                         -               -               13,400
Issuance of common stock
   pursuant to acquisition
   of Disability Reinsurance
   Management Services, Inc.                       -               -            2,730,000
Net loss                                           -          (3,759,925)      (3,759,925)  $(3,759,925)
                                         -----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                  $    -       $ (11,727,764)     $26,826,630   $(3,759,925)
                                         =================================================================

See accompanying notes.
                                   F-6

                                                   CORE, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------- -------------- ----------------
                                                                              1996            1997            1998
                                                                         --------------- -------------- ----------------
OPERATING ACTIVITIES:
Net income (loss)                                                             $144,025     $2,751,721      $(3,759,925)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating  activities:
    Depreciation                                                             1,189,488      1,651,110        2,195,378
    Amortization                                                               374,799        931,206        1,136,243
    Write-off of goodwill and intangibles                                        -              -            4,085,449
    Disposal of subsidiaries, net of cash payments and other
       charges                                                                   -              -              520,421
    Provision for losses on accounts receivable                                  -              -              253,380
    Arbitration costs, net of cash payments                                      -              -              239,605
    Realized gain on sale of investments available-for-sale                    (16,003)         -                -
    Compensation expense related to issuance of stock options                   12,480          6,695           20,095
    Decrease in obligations to former shareholders                            (261,225)         -                -
    Changes in operating assets and liabilities:
       Increase in accounts receivable                                      (1,558,382)    (1,927,299)      (1,258,378)
       Increase in unbilled receivables                                          -              -           (1,395,500)
       Increase in prepaid expenses and other assets                        (1,000,060)       (71,408)        (688,900)
       Increase in accounts payable and accrued expenses                        31,140        585,849          136,283
                                                                         --------------- -------------- ----------------
Net cash provided by (used in) operating activities                         (1,083,738)     3,927,874        1,484,151

INVESTING ACTIVITIES:
   Net additions to property and equipment                                  (4,589,839)    (1,828,321)      (3,504,240)
   Net additions to intangible assets                                         (176,119)      (391,307)           -
   Decrease in cash pledged as collateral                                      106,000        192,000            -
   (Increase) decrease in deposits                                             (69,268)        42,162           64,081
   (Increase) decrease in notes receivable from officers                       (71,419)           538            -
   Payments for acquisitions, net of cash acquired                               -         (5,434,612)     (20,366,271)
   Payments on non-compete obligations to former shareholders                    -            (50,000)           -
   Purchases of investments available-for-sale                             (23,612,768)   (44,647,453)     (16,579,100)
   Sales of investments available-for-sale                                  16,725,858     51,862,964       17,767,137
                                                                         --------------- -------------- ----------------
Net cash used in investing activities                                      (11,687,555)      (254,029)     (22,618,393)

FINANCING ACTIVITIES:
     Borrowings under credit agreement                                           -               -          17,000,000
     Repayments under credit agreement                                           -               -            (500,000)
     Payments on obligation from acquisition                                     -           (375,000)      (1,125,000)
     Payments on obligations to former shareholders                           (682,390)          -             (50,000)
     Issuance of notes payable                                                 328,518           -                -
     Payments on notes payable                                                (169,723)       (64,840)         (56,806)
     Payments on capital lease obligations                                     (79,355)       (47,427)         (30,331)
     Proceeds from issuance of common stock, net of offering costs          16,288,063           -                -
     Issuance of common stock upon exercise of stock options and
       warrants                                                                362,367        476,023          177,804
                                                                         --------------- -------------- ----------------
Net cash provided by (used in) financing activities                         16,047,480        (11,244)      15,415,667
                                                                         --------------- -------------- ----------------
Net increase (decrease) in cash and cash equivalents                         3,276,187      3,662,601       (5,718,575)

Cash and cash equivalents at beginning of year                               1,005,807      4,281,994        7,944,595
                                                                         --------------- -------------- ----------------
Cash and cash equivalents at end of year                                    $4,281,994    $ 7,944,595     $  2,226,020
                                                                         =============== ============== ================

                                                   CORE, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                              1996            1997            1998
                                                                         -----------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                                               $55,697        $23,492         $500,612
   Income taxes paid                                                             -           $221,393         $164,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock in connection with acquisition                      -              -           $2,730,000
    Increase in accrued expenses in connection with acquisition                  -              -             $618,286
    Net decrease in intangibles pursuant to licensing agreement                  -              -             $200,000


See accompanying notes.

                                   CORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1.  ORGANIZATION AND PURPOSE


CORE, INC. ("CORE" or the "Company") is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. The Company's services include Integrated Disability Management (which consist of the Company's proprietary WorkAbility Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling and analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services.

2.  BUSINESS ACQUISITIONS


On September 1, 1998, the Company acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a Delaware corporation, pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock Purchase Agreement") in a transaction accounted for as a purchase. Pursuant to the Stock Purchase Agreement, all shares of stock of DRMS were acquired in exchange for a $20,000,000 cash payment, the issuance of 480,000 shares of the Company's common stock and the future issuance of up to an additional $7,000,000 of the Company's common stock after September 30, 2001, based upon the future performance of DRMS. The purchase price is subject to certain adjustments as set forth in the Stock Purchase Agreement. The excess of the purchase price over the estimated fair market value of the net assets acquired, representing goodwill and certain identifiable intangibles amounting to approximately $22,762,000, is being amortized on a straight-line basis over periods of three to thirty-five years. DRMS is a full service reinsurance intermediary manager providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility.

On March 17, 1998, a wholly-owned subsidiary of the Company, TCM Services, Inc. ("TCM") purchased the operating assets and certain liabilities of Transcend Case Management, Inc. ("Transcend") pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") in a transaction accounted for as a purchase. Transcend is a provider of workers' compensation case management services. Pursuant to the Asset Purchase Agreement, the assets of Transcend were acquired in exchange for the assumption of certain liabilities and a contingent issuance of shares of common stock of the Company, the number of which was to be equal to a valuation based upon the future performance of the acquired operations. On December 23, 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of its option to reacquire the assets, as described in the Asset Purchase Agreement. See Note 7.

On June 25, 1997, a wholly-owned subsidiary of the Company purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial cash payment of $5,000,000, additional obligations of $1,500,000 (paid in quarterly installments through June 30, 1998), and additional performance related cash payments in a transaction accounted for as a purchase. Performance based payments of $139,000 have been made as of December 31, 1998 and up to an additional $320,000 is payable, based upon the future performance of SSDC. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits.

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.  BUSINESS ACQUISITIONS (continued)


The consolidated financial statements include the operating results of DRMS, TCM, and SSDC from the dates of acquisition. The following unaudited pro forma information has been prepared as if the acquisitions of DRMS and SSDC had occurred on January 1, 1997 and the TCM acquisition and subsequent disposition had not occurred at all. The pro forma financial information set forth below includes adjustments for amortization of intangibles arising from the transactions, interest expense incurred on funds borrowed to finance the transactions, reductions in interest income from the use of short-term investments to fund the transactions and for additional shares of common stock issued in the DRMS transaction.

                                                                             Year ended December 31,
                                                                          1997                  1998
                                                                --------------------------------------------
             Revenues                                                    $46,452,000           $48,145,000
             Income (loss) before extraordinary item                      $3,018,000            $(3,640,000)
                                                                --------------------------------------------
                                                                --------------------------------------------
             Net income (loss)                                            $4,122,000            $(3,640,000)
                                                                --------------------------------------------
                                                                --------------------------------------------
             Earnings (loss) per common share:
               Net income (loss) before extraordinary item:
                 Basic                                                         $0.39                $ (0.47)
                                                                --------------------------------------------
                                                                --------------------------------------------
                   Diluted                                                     $0.36                $ (0.47)
                                                                --------------------------------------------
                                                                --------------------------------------------
                Net income (loss):
                   Basic                                                       $0.53                $ (0.47)
                                                                --------------------------------------------
                                                                --------------------------------------------
                   Diluted                                                     $0.49                $ (0.47)
                                                                --------------------------------------------
                                                                --------------------------------------------

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

RISKS AND UNCERTAINTIES
The Company provides its services to companies throughout the United States in various industries, including, but not limited to the healthcare and insurance industries. Management does not believe significant credit risk exists at December 31, 1998 as a result of the large and diverse nature of the Company's customer base. The Company maintains allowances for potential credit losses, and these losses have consistently been within management's expectations.

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

FINANCIAL INSTRUMENTS
Financial instruments primarily consist of cash and cash equivalents, investments available-for-sale, receivables, payables and borrowings. The Company also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure. The cost of the interest rate protection arrangement will be included in interest expense ratably over the life of the arrangement. Payments to be received as a result of the arrangement will be accrued, if applicable, as a reduction of interest expense. The unamortized cost of the arrangement will be included in other assets.

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, investments available-for-sale and receivables.

FAIR VALUES
Cash, receivables, notes receivable, accounts payable, accrued expenses and notes payable are reflected in the financial statements at fair value because of the short-term maturity of those instruments. Outstanding borrowings under a revolving line of credit agreement are reflected in the financial statements at fair value because the variable borrowing rates accruing on the debt approximate the current rates offered for similar debt.

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

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.  ACCOUNTING POLICIES (continued)


REVENUE RECOGNITION
The Company engages principally in capitated (fixed per employee per month), hourly, or per case basis contracts. Revenue on these contracts is recognized using either the percentage-of-completion method or as services are performed based on contracted rates. The percentage-of-completion method measures revenue principally by comparing the cost of services performed to date with the total estimated cost of services required through completion applied to the entire estimated contract value. Management fees, representing a percentage of the premiums on disability policies of the Disability Alliance for Reinsurance Treaties ("DART") pool that are managed by the Company, are recorded monthly as earned. Profit commissions, representing a percentage of the overall profits on the pooled policies under management are not recognized until annual operating results of the DART are determinable. Licensing fees are primarily based on use by the customer and are recognized as revenue when earned.

Unbilled receivables and revenues are recorded as costs are incurred on certain contracts, and will be billed as services are commenced under the specified contracts.

Costs to complete estimates are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which they are first determinable.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major additions and betterments are capitalized while repairs and maintenance expenditures, which do not improve or extend the life of the respective assets, are expensed when incurred.

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

SOFTWARE DEVELOPMENT COSTS
Certain costs of software, developed for internal use, are capitalized during the application development stage. Costs incurred for maintenance and customer support are charged to expense as incurred. The Company capitalized software development costs of $718,589 and $1,780,161 during the years ended December 31, 1997 and 1998, respectively. Software development costs are amortized using the straight-line method. Amortization in the amount of $110,165, $262,956 and $360,580 is included in cost of services for the years ended December 31, 1996, 1997 and 1998, respectively.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles, which include the cost of customer contracts, management agreements and license agreements are being amortized over three to thirty-five years, on a straight-line basis. Recoverability of all intangible assets, including goodwill arising from business acquisitions, is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value.

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

INCOME (LOSS) PER COMMON SHARE
The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share.

COMPREHENSIVE INCOME
As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

SEGMENT REPORTING
The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company operates in a single industry segment: employee absence management services. The adoption of SFAS No. 131 did not affect the consolidated results of operations or financial position of the Company.

STOCK-BASED COMPENSATION
The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option grants to employees (and non-employees prior to January 1, 1996). Since January 1, 1996, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations for accounting for stock option grants to non-employees.

RECLASSIFICATIONS
Certain reclassifications of 1996 and 1997 amounts have been made to permit comparison.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


4.  INVESTMENTS

At December 31, 1997 the Company's investments consisted of mortgaged-backed securities with maturities due after three months through one year. The amortized cost and estimated fair value of the investments at December 31, 1997 were $1,188,037.

For the years ended December 31, 1997 and 1998, the Company sold available-for-sale securities with a fair value on the date of sale of $51,862,964 and $17,767,137, respectively. There were no realized gains and losses on sales during 1997 and 1998.

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                            1997            1998
                                                     --------------------------------
      Computer and office equipment                      $6,315,821      $7,298,554
      Software and software development costs             3,157,620       5,430,844
      Furniture and fixtures                              1,979,795       2,131,005
      Leasehold improvements                              1,963,954       2,001,217
                                                     --------------------------------
                                                     --------------------------------
                                                         13,417,190      16,861,620
      Accumulated depreciation                           (6,972,387)     (8,930,470)
                                                     --------------------------------
      Property and equipment, net                        $6,444,803      $7,931,150
                                                     --------------------------------
                                                     --------------------------------

6.   IMPAIRMENT LOSSES ON LONG LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

During June 1998, the Company's wholly owned subsidiary, Cost Review Services, Inc. ("CRS") was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with present operating losses incurred by CRS indicated that the net book value of the goodwill and intangibles related to the CRS operations, amounting to $1,935,000, was not recoverable and thus, was written-off (see note 7).

The Company also performed a review of other long-lived assets during 1998. The results of its review indicated that an impairment loss existed related to certain identifiable intangible contract values resulting from the acquisition of SSDC in June 1997. The impairment loss primarily resulted from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, intangibles in the amount of $2,150,000 were written off during 1998.

7.  DISPOSAL OF SUBSIDIARIES

Effective October 31, 1998, the Company discontinued the operations of its subsidiary, CRS. In connection with this action, the Company recorded estimated charges totaling $417,000. The major components of the charges were $157,000 of employee separation costs, $58,000 of non-cash charges to dispose of certain assets through abandonment and $75,000 to terminate lease and other contractual obligations. CRS provided regional bill audit and workers' compensation case management services to insurance companies and third-party administrators of workers' compensation programs.

On December 23, 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of its option to reacquire the assets, as described in the Asset Purchase Agreement dated March 17, 1998 (see Note 2). The Company recorded charges of $241,000 in connection with this transfer.

8.  ARBITRATION

The Company incurred costs of $736,000 as a result of a settlement agreement entered into with the former shareholders of CRS on June 2, 1998. The settlement agreement related to an arbitration dispute and included the immediate payment of $425,000 and the issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, the Company incurred $121,000 in other costs related to the arbitration.

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9.  CREDIT AGREEMENT

On August 31, 1998, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). Under the Credit Agreement, which was amended on December 31, 1998 and expires August 31, 2003, the Company may borrow up to specified amounts beginning at $17,000,000 at the prime base rate plus 0.50% or London Interbank Offered Rate ("LIBOR") plus 3.50%. The $17,000,000 credit availability is subject to mandatory commitment reductions each quarter in amounts ranging from $250,000 to $1,000,000. At December 31, 1998, the Company had outstanding borrowings of $16,500,000 under the Credit Agreement which were all tied to the prime base lending rate (7.75%) plus the applicable margin. The Credit Agreement is secured by substantially all of the Company's assets and requires the Company to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by the Company without the Bank's written consent. The Company was in compliance with the financial covenants contained in the Credit Agreement at December 31, 1998.

In connection with the Credit Agreement, the Company issued a Warrant to purchase shares of its Common Stock to Fleet. The Warrant entitles the holder to purchase up to 156,322 shares of the Company's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003.

On January 15 1999, the Company entered into an interest rate protection arrangement with Fleet that limits the Company's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75 % (or LIBOR at 6.75%) over the life of the Credit Agreement.

A Second Amendment to the Credit Agreement, dated February 19, 1999 revised the scheduled maximum commitment available from $16,000,000 as of the date of the second amendment to $17,000,000, subject to a revised schedule of mandatory commitment reductions.

Scheduled mandatory commitment reductions, as amended, for the next five years are as follows:

                          1999                         $2,750,000
                          2000                          3,125,000
                          2001                          3,625,000
                          2002                          4,000,000
                          2003                          3,000,000
                                                 -----------------
                                                      $16,500,000
                                                 -----------------
                                                 -----------------

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10. STOCK OPTION PLANS

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On March 28, 1997, options for the purchase of 586,189 shares with exercise prices ranging between $7.46 and $12.25 were re-priced to $6.25. The re-pricing of these options did not affect the financial statements under APB 25; however, the affect of the re-pricing has been reflected in the SFAS 123 pro forma disclosures set forth below.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.18%, 6.12% and 5.28%; volatility factors of the expected market price of the Company's common stock of 99%, 93%, and 90%; and a weighted average expected life of the options of 5 years.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, is as follows:

                                                            1996            1997            1998
                                                       --------------- --------------- ---------------
Pro forma net income (loss)                              $(1,390,000)        $181,000    $(7,212,000)
                                                       =============== =============== ===============
Pro forma net income (loss) per share                         $(0.24)           $0.02         $(0.96)
                                                       =============== =============== ===============

The Company has reserved 1,800,000 shares of common stock for issuance under stock option plans established in 1991 and 1997. The Company has also granted or assumed 1,124,082 non-plan stock options and warrants of which 223,904, 308,758 and 329,758 have been exercised as of December 31, 1996, 1997 and 1998, respectively. As of December 31, 1997 and 1998, respectively, 7,812 and 21,212 of these non-plan stock options have been cancelled. Other than the 773,112 non-plan stock options outstanding at December 31, 1998, no shares have been reserved for non-plan stock options.

Plan and non-plan stock options activity and related information for the years ended December 31, is as follows:

                                                      ------------------------------------------------------
                                                                1996              1997             1998
                                                      ------------------------------------------------------
Outstanding at beginning of year                             1,267,853         1,395,693         2,008,083
Granted                                                        429,589           795,126           595,139
Canceled                                                      (172,241)          (52,368)          (91,597)
Exercised                                                     (129,508)         (130,368)          (41,433)
                                                      ------------------------------------------------------
Outstanding at end of year                                   1,395,693         2,008,083         2,470,192
                                                      ======================================================
Price range of outstanding options                      $2.50 - $13.38    $2.94 - $11.13    $2.94 - $13.75
                                                      ======================================================
Price range of options exercised                        $2.50 - $ 9.38     $2.50 - $8.75     $2.94 - $8.75
                                                      ======================================================
Exercisable at end of year                                     811,132         1,004,625         1,393,743
                                                      ======================================================
Available for grant at end of year                             175,338           369,768             9,150
                                                      ======================================================

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.  STOCK OPTION PLANS (continued)

The weighted average exercise prices are as follows:

                                                                          DECEMBER 31,
                                                          ---------------------------------------
                                                                 1996         1997         1998
                                                          ---------------------------------------
Granted                                                         $11.10        $8.90        $8.76
Canceled                                                         $7.90        $6.92        $9.12
Exercised                                                        $3.40        $3.92        $4.89
Outstanding at end of year                                       $6.25        $6.29        $6.80
Exercisable at end of year                                       $5.50        $5.15        $5.96


The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 are $8.80, $6.80 and $5.84, respectively.
Stock options will expire on various dates through November 2003. The weighted average remaining contractual life of options outstanding at December 31, 1998 is 2.9 years.

11. INCOME TAXES


The income tax provision (benefit) is comprised of the following:

                                           YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                         1996       1997        1998
                                    --------------------------------------
Current:
  Federal                             $      -   $ (490,000)  $ 116,000
  State                                      -     (120,000)   (141,000)
                                    --------------------------------------
                                             -     (610,000)    (25,000)
Deferred:
  Federal                                    -         -        218,000
                                    --------------------------------------
                                      $      -   $ (610,000)  $ 193,000
                                    ======================================


The approximate effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 is as follows:

                                                                       1997              1998
                                                               ----------------- ----------------
Deferred tax assets:
   Bad debt reserve                                               $   62,000      $   136,000
   Expense accruals                                                  320,000          347,000
   Goodwill amortization                                                -             710,000
   Net operating loss carryforwards                                1,050,000          901,000
   Valuation allowance                                            (1,391,000)      (1,987,000)
                                                               ----------------- ----------------
                                                                      41,000          107,000
Deferred tax liabilities:
   Change in accounting method from cash to accrual                  (95,000)            -
   Depreciation                                                     (164,000)        (107,000)
                                                               ----------------- ----------------
                                                                    (259,000)        (107,000)
                                                               ----------------- ----------------
Net deferred tax liability                                        $ (218,000)     $      -
                                                               ================= ================

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11. INCOME TAXES (continued)

The valuation allowance primarily relates to deferred tax assets for federal and state net operating loss carryforwards of approximately $2.0 million and $3.5 million, respectively. These unutilized net operating loss ("NOL") carryforwards, which expire through 2011, will be carried forward for reduction of future federal and state income taxes payable. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these NOL carryforwards may be subject to further limitation provided by the Internal Revenue Service Code of 1986 and similar state provisions. No benefit for these carryforwards has been recognized in the financial statements.

Income tax expense for the years ended December 31, 1996, 1997 and 1998 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                               ------------------------------------------------
                                                                       1996           1997            1998
                                                               ------------------------------------------------
Statutory federal tax (benefit)                                    $  49,000     $ 1,143,000     $ (1,344,000)
State income taxes (benefit), net of federal benefit                  (16,000)       202,000           94,000
Utilization of net operating loss carryforwards                      (119,000)      (978,000)        (149,000)
Goodwill amortization not deductible for tax purposes                   -               -           1,467,000
Other                                                                  86,000        243,000           22,000
Resolution of prior years' tax exposures                                -               -            (283,000)
                                                               -----------------------------------------------
Effective tax expense                                              $    -        $   610,000     $   (193,000)
                                                               ===============================================

12. LEASES

The Company leases its facilities and certain office equipment under non-cancelable operating leases, which expire at various dates through June 2003.

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

The Company received free rent concessions under terms of lease agreements at the Boston, Massachusetts, Burlington, Massachusetts and Los Angeles, California locations. Total lease payments under these agreements are amortized on a straight-line basis over the terms of the related leases. The excess of the expense incurred over the cash paid is included as deferred rent in the accompanying balance sheets.

At December 31, 1998, future minimum annual rental commitments under all of the lease agreements described above are as follows:

               1999                            $2,431,000
               2000                             2,061,000
               2001                             1,161,000
               2002                               300,000
               2003                               127,000
                                         -----------------
                                               $6,080,000
                                         =================

Total rent expense amounted to $1,432,851, $1,848,220 and $2,016,635 for the years ended December 31, 1996, 1997 and 1998, respectively.

                                   CORE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13. COMMITMENTS AND CONTINGENCIES

Certain of the Company's service agreement contracts have provisions which allow clients to audit the Company's performance under the contracts.

The Company has several 401(k) profit sharing plans covering all employees meeting certain service requirements. The Plans provide for discretionary contributions by the Company. Matching contributions for the years ended December 31, 1996, 1997 and 1998 were $131,948, $136,112 and $195,580, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

The Company is involved in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, management believes that they will not result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

14. EARNINGS PER SHARE

The following table sets forth the computation of earnings (loss) per share as of December 31:

                                                                 1996                 1997                1998
                                                        --------------------- ------------------- --------------------
Numerator:
   Net income (loss)                                           $   144,025          $ 2,751,721        $  (3,759,925)

Denominator:
   Denominator for basic earnings (loss) per share
      weighted-average shares outstanding                        5,713,000            7,246,000            7,489,000
   Effect of dilutive stock options and warrants                   760,000              688,000                   -
                                                         --------------------- ------------------- --------------------
   Denominator for diluted earnings (loss) per share             6,473,000            7,934,000            7,489,000
                                                         ===================== =================== ====================
Basic earnings (loss) per share                                      $0.03                $0.38              $(0.50)
                                                         ===================== =================== ====================
Diluted earnings (loss) per share                                    $0.02                $0.35              $(0.50)
                                                         ===================== =================== ====================


15. RELATED PARTIES

The notes receivable from officers are due in April 1999 and accrue interest at current market rates.

16. SIGNIFICANT CLIENTS

The Company has service agreements with a major client, which accounted for approximately 13%, 23% and 21% of total revenues for the years ended December 31, 1996, 1997 and 1998, respectively. No other client represented 10% or more of revenue during these years.

17. SUBSEQUENT EVENT

On January 7, 1999, the Company granted an exclusive option to sell the assets of one of its' operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH") to a non-affiliated party. This exclusive option was granted in exchange for consulting services. If the option is exercised, the sale of the assets of IBH is expected to close on or before July 15, 1999, however the closing of the exercise of the option and the sale of the assets of IBH is subject to a definitive agreement (the "Agreement"). The purchaser and IBH have not yet begun negotiations concerning or executed the Agreement.

                                   CORE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                            BALANCE AT
                                           BEGINNING OF        CHARGED TO COSTS         DEDUCTIONS -       BALANCE AT END OF
DESCRIPTION                                   PERIOD             AND EXPENSES             DESCRIBE              PERIOD
-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
Allowance for doubtful accounts              $151,633              $253,380(a)         $     -                $405,013
Year ended December 31, 1997:
Allowance for doubtful accounts              $221,925              $      -            $ 70,292(b)            $151,633
Year ended December 31, 1996:
Allowance for doubtful accounts              $170,337              $ 52,026(c)         $    438(b)            $221,925


(a) The allowance for doubtful accounts was increased by a reserve against receivables which related to revenues recorded during previous years and thus, charged to expense during the current year.

(b) The allowance for doubtful accounts was reduced by the actual write-off of receivables which had been reserved for in previous years and deemed uncollectible.

(c) The allowance for doubtful accounts was increased by a reserve against receivables which related to revenues recorded during the current year and thus, charged directly against revenues during the current year.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORE, INC.

Date:  March 29, 1999                    By: /s/ George C. Carpenter IV
                                            ------------------------------------
                                            George C. Carpenter IV
                                            Chairman of the Board and
                                                Chief Executive Officer


Date:  March 29, 1999                    By: /s/ William E. Nixon
                                            ------------------------------------
                                            William E. Nixon
                                            Chief Financial Officer, Executive
                                                Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ George C. Carpenter IV            Chairman of the Board of Directors and         March 29, 1999
--------------------------------                     Chief Executive Officer
George C. Carpenter IV


/s/ Craig C. Horton                            Director, President and Chief         March 29, 1999
-------------------------------                            Operating Officer
Craig C. Horton


/s/ William E. Nixon                       Chief Financial Officer, Executive        March 29, 1999
-------------------------------                  Vice President and Treasurer
William E. Nixon


/s/ Bradley J. Timon                                               Controller        March 29, 1999
-------------------------------
Bradley J. Timon


/s/ Leslie M. Alexandre, Dr.P.H.                                     Director        March 29, 1999
-------------------------------
Leslie M. Alexandre, Dr.P.H.


/s/ Stephen C. Caulfield                                             Director        March 29, 1999
-------------------------------
Stephen C. Caulfield


/s/ Richard H. Egdahl, M.D.                                          Director        March 29, 1999
-------------------------------
Richard H. Egdahl, M.D.


/s/ David M. Tourangeau                                              Director        March 29, 1999
-------------------------------
David M. Tourangeau


/s/ Richard J. Towle                                                 Director        March 29, 1999
-------------------------------
Richard J. Towle