Form 10-K/A
period 1998-12-31
CORE INC
filed 1999-04-29
CIK 880238

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

                                   AMENDMENT NO 1.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1998 on Form 10-K as set forth in the pages attached hereto:

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

                                        CORE, INC.

Date:  April 27, 1999                   By:  /s/ George C. Carpenter IV
                                             -------------------------------
                                             George C. Carpenter IV
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date:  April 27, 1999                   By:  /s/ William E. Nixon
                                             -------------------------------
                                             William E. Nixon
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Clerk (Principal Financial Officer)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company.

      NAME                                     AGE   POSITION
      ----                                     ---   --------
      George C. Carpenter IV                   40    Chairman of the Board of Directors and Chief
                                                        Executive Officer
      Craig C. Horton                          44    Director, President and Chief Operating Officer
      William E. Nixon                         38    Executive Vice President, Chief Financial Officer,
                                                        Treasurer and Clerk
      Nancy S. Moore                           49    Senior Vice President, Operations
      Michael E. Darkoch                       55    Senior Vice President, Client Development
      James T. Fallon                          35    Managing Director, Disability Reinsurance
                                                        Management Services, Inc.
      Lisa O. Hansen                           36    Managing Director, Disability Reinsurance
                                                        Management Services, Inc.
      Michael D. Lachance                      44    Managing Director, Disability Reinsurance
                                                        Management Services, Inc.
      Leslie Alexandre, Dr.P.H. (1)            41    Director
      Stephen C. Caulfield (2)                 58    Director
      Richard H. Egdahl, M.D., Ph.D. (1)       72    Director
      David M. Tourangeau (1) (2)              60    Director
      Richard J. Towle (2)                     46    Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

     The Company's Board of Directors is divided into three classes, each of whose members serve for staggered three-year terms. The term of the Class I Directors (presently Dr. Alexandre and Mr. Caulfield) expires in the year 2001; the term of the Class II Directors (presently Dr. Egdahl, Mr. Tourangeau and Mr. Towle) expires in 1999; and the term of the Class III Directors (presently Mr. Carpenter and Mr. Horton) expires in the year 2000. At each annual meeting of stockholders, directors are elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

     George C. Carpenter IV has been a Director since March 1995 and was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting.
He was elected the Chairman of the Board of Directors and Chief Executive Officer of the Company effective with the Company's March 24, 1995 merger involving Core Management, Inc. (the "CMI/PRA Merger"). Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI") and now wholly owned subsidiary of the Company, since its formation in 1990. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

     Craig C. Horton has been a Director since March 1995 and was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting. He was elected the President and Chief Operating Officer of the Company on March 30, 1995. Mr. Horton served as the President and a Director of CMI from its formation in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

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

     Leslie Alexandre, Dr.P.H. has been a Director since 1995, and was re-elected a Class I Director by the Company's stockholders in July 1998.
Dr. Alexandre has accepted employment with the National Institutes of Health, Bethesda, Maryland, effective May 1999. From 1995 to 1998, Dr. Alexandre was Vice President, Corporate Affairs and Marketing for Oncormed, Inc., a genomics services company. From 1992 to 1995, Dr. Alexandre was employed as Government Affairs Representative, Health Policy for EDS, Inc., an information technology company. Prior to joining EDS in 1992, Dr. Alexandre was Senior Health Legislative Assistant for United States Senator David Durenberger. From January 1990 until the death of U.S. Senator John Heinz in April 1991, she served as Professional Staff on the Senate Special Committee on Aging. Prior to 1990, Dr. Alexandre was an independent health care consultant.

     Stephen C. Caulfield has been a Director since 1994, and was re-elected a Class I Director by the Company's stockholders in July 1998. Mr. Caulfield is Chairman of The Chickering Group, a student health insurance company, where he has been employed since February 1997. Prior to this position, Mr. Caulfield was a Worldwide Partner of William M. Mercer, Incorporated, a management consulting firm, where he had specialized in health care issues since 1987. Mr. Caulfield has more than 30 years of experience in the health care field, having previously been employed as a faculty member and Assistant Dean of the Albert Einstein College of Medicine in New York, as the Director of Health Affairs and Regional Operations for the United Mine Workers Multi-Employer Trust, and as the President and Chief Executive Officer of Government Research Corporation, a consulting firm previously located in Washington, D.C. (subsequently acquired by Hill and Knowlton).

     Richard H. Egdahl, M.D., Ph.D. has been a Director since 1985, and was re-elected a Class II Director by the Company's stockholders in 1996. Dr. Egdahl is the Alexander Graham Bell Professor of Health Care Entrepreneurship at Boston University. He was Director of the Boston University Medical Center and academic vice president for health affairs at Boston University from 1973 to July 1996. A surgeon by training, Dr. Egdahl is professor of surgery at Boston University School of Medicine (chairman 1964-73), in addition to professor of public health in the Boston University School of Public Health and professor of management in the Boston University School of Management. He is a University Professor at Boston University and established the Boston University Health Policy Institute in 1975 and is its Director. Dr. Egdahl is a Trustee of the Pioneer Group of Mutual Funds, a Director of WellSpace (a private company offering non-traditional health care), a Trustee of Boston Medical Center and a member of the Institute of Medicine of the National Academy of Sciences.

     David M. Tourangeau was appointed a Class II Director in September 1998. Mr. Tourangeau is recently retired from UNUM Corporation, where he served as an executive for over 28 years, providing leadership as the Chief Investment Officer, and subsequently as Senior Vice President of Group Pension and Senior Vice President of Reinsurance Operations. He most recently served as Senior Vice President for Pacific Rim Operations and Latin American Development, and sat on the board of directors for UNUM Japan Accident Insurance Co. and UNUM America. Active in many non-profit organizations, Mr. Tourangeau currently serves on the executive committee and board of directors of Sweetser Children's Services.

     Richard J. Towle was appointed a Class II Director in September 1998. Mr. Towle is Vice President of Administrative Services of Boston University and serves as Chief Business Officer for the Boston University Medical Center, including operational management of Financial and Business Affairs, Facilities Management and Information Technology. Mr. Towle also oversees the operations of several University-wide departments, including the offices of Risk Management, Personnel, Equal Opportunity, Family Resources, Campus Planning and Student Health Services. Mr. Towle is a member of both the National Association of College and University Business Officers and the Greater Boston Chamber of Commerce Development and Transportation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company notes that in 1998 one officer filed two untimely reports on transactions in CORE common stock. R. Gary Dolenga filed untimely reports with respect to five open market purchases of CORE common stock in August 1998 and one open market purchase of CORE common stock in September 1998.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information for 1998, 1997 and 1996 concerning the compensation paid or accrued by the Company and its subsidiaries to the chief executive officer and certain other executive officers whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year (the "Named Executive Officers"). Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, for services rendered during the fiscal years indicated.

                                                                                                Long Term
                                                                                               Compensation
                                                     Annual Compensation                          Awards
                                      ------------------------------------------------------  --------------
                                                                                                Securities
                                                                             Other Annual       Underlying       All Other
Name and Principal Position              Year      Salary($)      Bonus($)  Compensation($)     Options (#)   Compensation($)
--------------------------------------------------------------------------------------------  ---------------------------------
George C. Carpenter IV                   1998       184,834                                       25,000
   Chairman of the Board Directors       1997       179,146                                       50,000
   and Chief Executive Officer           1996       166,645        10,000                         50,000

Craig C. Horton                          1998       174,833                                       25,000
   Director, President and Chief         1997       169,127                                       50,000
   Operating Officer                     1996       158,196        10,000                         50,000

William E. Nixon                         1998       147,486        20,600                         20,000
   Executive Vice President,             1997       143,127                                       25,000
   Chief Financial Officer,              1996       143,233                    71,796(1)          24,000
   and Treasurer

Nancy S. Moore                           1998       122,957
   Senior Vice President,                1997       110,468                                       29,500
   Operations                            1996        98,987                                       12,000

Michael E. Darkoch (2)                   1998       151,593                    42,942(3)
   Senior Vice President,                1997        57,654                                       50,000
   Client Development

R. Gary Dolenga (4)                      1998       152,505                                        1,010
  President, SSDC Corp.                  1997        73,018                                      160,000

(1) Represents relocation expenses incurred as well as additional amounts paid to Mr. Nixon to reimburse him for income taxes payable by him with respect to such relocation costs.
(2)  Mr. Darkoch joined the Company in September 1997.
(3) Represents relocation expenses incurred as well as additional amounts paid to Mr. Darkoch to reimburse him for income taxes payable by him with respect to such relocation costs.
(4) Mr. Dolenga, the founder of SSDC, joined the Company in June 1997 upon CORE's acquisition of certain assets of SSDC. See Item 13, "Certain Relationships and Related Transactions."

     The following two stock option tables summarize option grants and exercises during 1998 for the Named Executive Officers, and the values of options granted during 1998 and held by such persons at December 31, 1998.

OPTION GRANTS IN 1998

                                                   Individual Grants
                          ----------------------------------------------------------------------     Potential Realizable Value
                                                      % of Total                                       at Assumed Annual Rates
                                  Number of             Options                                      of Stock Price Appreciation
                            Securities Underlying     Granted to        Exercise                         For Option Term (2)
                                   Options           Employees in        Price       Expiration   ---------------------------------
  Name                           Granted (#)        Fiscal Year (1)      ($/sh)         Date             5% ($)        10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
  George C. Carpenter IV                    25,000            4.20%          $7.25     11/17/2003       42,099         100,589
  Craig C. Horton                           25,000            4.20%          $7.25     11/17/2003       42,099         100,589
  William E. Nixon                          20,000            3.30%          $7.25     11/17/2003       33,679          80,471
  R. Gary Dolenga                              800            0.13%          $9.75      7/28/2003        1,772           4,279
                                               210            0.04%         $13.00      4/23/2003          587           1,459

(1) The Company granted a total of 595,139 options to its employees and consultants in 1998.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of the Company's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock to date.

AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

     The following table presents information regarding options exercised in 1998 and the value of options outstanding at December 31, 1998 for each of the Named Executive Officers:

                                                                             Number of Securities          Value of Unexercised
                                                                            Underlying Unexercised       In-the-Money Options at
                                                                            Options at Year End (#)           Year-End ($)(1)
                                   Shares Acquired     Value Realized            Exercisable/                  Exercisable/
 Name                              on Exercise (#)          ($)                  Unexercisable                Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
 George C. Carpenter IV                   0                 N/A                131,000/89,000              $218,500/$54,625
 Craig C. Horton                          0                 N/A                131,000/89,000              $218,500/$54,625
 William E. Nixon                       1,000             $10,810              73,900/46,850               $131,876/$17,969
 Nancy S. Moore                           0                 N/A                33,600/24,900               $42,900/$6,900
 Michael E. Darkoch                       0                 N/A                20,000/30,000               $0/$0
 R. Gary Dolenga                          0                 N/A                80,202/80,808               $0/$0

(1) Based upon the closing price of $6.00 per share for the Company's Common Stock as quoted by the Nasdaq National Market on December 31, 1998.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     In March 1998, the Company granted each non-employee director options for the purchase of up to 36,000 shares of the Company's common stock at the then fair market exercise price of $13.75 per share. The options vest quarterly, subject to continued service as a Director, through the year 2000. Accordingly, 12,000 options vested in 1998 to each of the non-employee directors for their 1998 services.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

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

     In connection with the acquisition of certain assets of SSDC, the Company entered into an employment agreement with R. Gary Dolenga, the President of its subsidiary, SSDC Corp., effective as of June 25, 1997. The employment agreement provides for a base annual salary of $150,000, has a two-year term and is subject to earlier termination as set forth in the agreement. See Item 13, "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1998, the Compensation Committee of the Board of Directors consisted of Leslie Alexandre, Stephen Caulfield and Richard Egdahl for the period January 1, 1998 through November 17, 1998, and Leslie Alexandre, Richard Egdahl and David Tourangeau beginning November 18, 1998. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 31, 1999, regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company identified in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of the persons listed below is in care of CORE, INC., 18881 Von Karman Avenue, Irvine, California 92612.


                                               Number of Shares         Percent
Name                                           Beneficially Owned (1)   Owned
--------------------------------------------------------------------------------
Gilder Gagnon Howe & Co. LLC
1775 Broadway, 26th Floor
New York, NY 10019                                 1,869,458 (2)         23.69%

Warburg, Pincus Asset Management, Inc.
466 Lexington Avenue
New York, New York  10017                          1,638,800 (3)         20.77%

John Pappajohn
c/o Equity Dynamics
2116 Financial Center
Des Moines, IA 50309                                 474,269 (4)         6.01%

Craig C. Horton                                      508,264 (5)         6.27%
George C. Carpenter                                  476,595 (6)         5.88%
R. Gary Dolenga                                      268,010 (7)         3.33%
Richard H. Egdahl, M.D.                              187,826 (8)         2.36%
Stephen C. Caulfield                                 136,776 (9)         1.71%
William E. Nixon                                     120,941 (10)        1.51%
Leslie Alexandre                                      84,575 (11)        1.06%
Nancy S. Moore                                        77,850 (12)          *
Michael E. Darkoch                                    71,750 (13)          *
David M. Tourangeau                                   37,000 (14)          *
Richard J. Towle                                      36,000 (15)          *

All directors and executive officers as a group
(14 individuals)                                   2,394,387 (16)       26.37%


*    Less than one percent.
(1)  Except as otherwise indicated, represents sole voting and investment power.
(2) Based on Schedule 13G, dated February 16, 1999. The shares reported include 1,696,983 held in customer accounts over which members and/or employees of the Reporting Person have discretionary authority to dispose of or direct the disposition of the shares, 158,575 shares held in accounts owned by the members of the Reporting Person and their families, and 13,900 shares held in the account of the profit-sharing plan of the Reporting Person. The Reporting Person has sole voting power over 13,900 shares.
     All shares beneficially owned have shared dispositive power.
(3) Based on Schedule 13G/A, dated January 19, 1999. Includes 575,200 shares with shared voting power.
(4) Includes 70,200 shares owned by Mr. Pappajohn's wife, 40,200 shares owned by an entity owned by Mr. Pappajohn's wife (Mr. Pappajohn disclaims beneficial ownership of such 110,400 shares); also 180,575 shares issuable to Mr. Pappajohn pursuant to options, all of which are fully vested.
(5) Includes 1,000 shares held by Mr. Horton as custodian for Mr. Horton's son and 220,000 shares issuable to Mr. Horton pursuant to options (79,000 of which remain subject to future vesting).
(6) Includes 256,595 shares held jointly by Mr. Carpenter and his wife and 220,000 shares issuable to Mr. Carpenter pursuant to options (79,000 of which remain subject to future vesting).
(7) Includes 107,000 shares held in trust for which Mr. Dolenga is a Trustee and his family members are beneficiaries and 161,010 shares issuable to Mr. Dolenga pursuant to options (80,808 of which remain subject to future vesting).
(8) Includes 78,275 shares issuable to Dr. Egdahl pursuant to options (21,000 of which remain subject to future vesting).

(9) Includes 15,000 shares owned by Mr. Caulfield's wife and 85,875 shares issuable to Mr. Caulfield pursuant to options (21,000 of which remain subject to future vesting).
(10) Includes 191 shares held jointly by Mr. Nixon and his wife and 120,750 shares issuable to Mr. Nixon pursuant to options (42,050 of which remain subject to future vesting).
(11) Includes 84,575 shares issuable to Dr. Alexandre pursuant to options (21,000 of which remain subject to future vesting).
(12) Includes 77,250 shares issuable to Ms. Moore pursuant to options (37,500 of which remain subject to future vesting).
(13) Includes 3,000 shares held jointly by Mr. Darkoch and his wife and 68,750 shares issuable to Mr. Darkoch pursuant to options (45,000 of which remain subject to future vesting).
(14) Includes 36,000 shares issuable to Mr. Tourangeau pursuant to options (27,000 of which remain subject to future vesting).
(15) Includes 36,000 shares issuable to Mr. Towle pursuant to options (27,000 of which remain subject to future vesting).
(16) Includes 1,188,485 shares issuable pursuant to options (480,358 of which remain subject to future vesting).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 1, 1998, CORE acquired all the shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, all the shares of DRMS stock were acquired in exchange for CORE's cash payment of $20 million, the issuance of 480,000 shares of CORE common stock and the future issuance of up to an additional $7 million of CORE common stock after September 30, 2001, based upon the future performance of DRMS. James T. Fallon, Lisa O. Hansen and Michael D. Lachance, each of whom remained Managing Directors of DRMS following CORE's acquisition of DRMS, were each 27% stockholders of DRMS and accordingly each received $5,400,000 and 129,600 shares of CORE common stock as consideration for their DRMS shares. In connection with the Stock Purchase Agreement, James T. Fallon, Lisa O. Hansen and Michael D. Lachance each entered into an Employment Agreements with DRMS providing for a base salary of $195,950 and a term through September 30, 2000 (subject to extension through September 30, 2001 at the election of the executive).

     In 1998, in connection with its 1997 acquisition of assets of Social Security Disability Consultants Limited Partnership and Disability Services, Inc. (collectively, "SSDC"), pursuant to an asset purchase agreement dated June 14, 1997 (the "Asset Purchase Agreement"), CORE made the final quarterly purchase price payments totaling $1,125,000 to R. Gary Dolenga and his wife, Phylis M. Dolenga. Mr. Dolenga is President of CORE's wholly-owned subsidiary, SSDC Corp.

     In 1996, at the request of the Company, Mr. Nixon, Executive Vice President, Chief Financial Officer and Treasurer relocated his principal residence to California. In connection with this requested relocation, the Company loaned Mr. Nixon approximately $80,000 for the purpose of enabling him to relocate and purchase a home. As of March 31, 1999, the loan balance is approximately $56,000. The loan bears interest at the lowest rate required to avoid the imputation of interest.