Form 10-Q
period 1999-03-31
CORE INC
filed 1999-05-14
CIK 880238

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1999

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

  On May 10, 1999 there were 7,899,151 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                   FORM 10-Q
                      For the quarter ended March 31, 1999

                               TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION                                         Page
                                                                           ----
Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets                            3

             Consolidated Condensed Statements of Operations                  5

             Consolidated Condensed Statements of Cash Flows                  6

             Notes to Consolidated Condensed Financial Statements             7

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      15


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                              N/A

Item 2.      Changes in Securities and Use of Proceeds                      N/A

Item 3.      Defaults Upon Senior Securities                                N/A

Item 4.      Submission of Matters to a Vote of Security Holders            N/A

Item 5.      Other Information                                              N/A

Item 6.      Exhibits and Reports on Form 8-K                                15

Signatures                                                                   15

                                   CORE, INC.
                     Consolidated Condensed Balance Sheets


                                                                           March 31,      December 31,
                                                                             1999             1998
                                                                          (Unaudited)       (Note 1)
                                                                          ----------------------------
Assets
Current assets:
Cash and cash equivalents                                                 $    80,202     $ 2,226,020
Accounts receivable, net of allowance for doubtful accounts of
 $405,013 at March 31, 1999 and December 31, 1998                          11,218,198       8,280,630
Unbilled receivables                                                        1,790,075       1,395,500
Notes receivable from officers                                                 85,262          90,462
Prepaid expenses and other current assets                                   1,082,313       1,080,993
                                                                          ----------------------------
Total current assets                                                       14,256,050      13,073,605

Property and equipment, net                                                 8,400,919       7,931,150
Deposits and other assets                                                     891,881         618,487
Goodwill and intangibles, net of accumulated amortization of
 $1,229,524 at March 31, 1999 and $863,077 at December 31, 1998
                                                                           26,756,641      27,108,298
                                                                          ----------------------------

Total assets                                                              $50,305,491     $48,731,540
                                                                          ============================

                                   CORE, INC.
                Consolidated Condensed Balance Sheets - Continued


                                                                          March 31,        December 31,
                                                                            1999               1998
                                                                         (Unaudited)         (Note 1)
                                                                        -------------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                      $  2,235,921      $  1,363,785
  Accrued expenses                                                         2,207,932         2,076,933
  Advances under revolving credit agreement                                     -            2,750,000
  Accrued payroll                                                            380,300           807,124
  Accrued vacation                                                           767,500           717,500
  Deferred revenue                                                           373,778              -
  Notes payable                                                              215,123           259,510
  Capital lease obligations                                                     -                6,015
                                                                        -------------------------------
Total current liabilities                                                  6,180,554         7,980,867

Advances under revolving credit agreement, net of current
 portion                                                                  15,700,000        13,750,000
Notes payable, net of current portion                                        100,432           123,633
Deferred rent, net of current portion                                         24,183            50,410


Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares; no
 shares outstanding                                                             -                 -

Common stock, $0.10 par value per share; authorized
 30,000,000 shares; issued and outstanding 7,891,577 at March
 31, 1999 and 7,824,512 at December 31, 1998                                 789,158           782,451


Additional paid-in capital                                                38,363,564        37,778,640
Deferred compensation                                                         (6,697)           (6,697)
Accumulated deficit                                                      (10,845,703)      (11,727,764)
                                                                        -------------------------------

Total stockholders' equity                                                28,300,322        26,826,630
                                                                        -------------------------------

Total liabilities and stockholders' equity                              $ 50,305,491      $ 48,731,540
                                                                        ===============================

See accompanying notes.

                                   CORE, INC.
          Consolidated Condensed Statements of Operations (Unaudited)

                                                   Three months ended March 31,
                                                    1999               1998
                                                 ------------------------------

Revenues                                         $14,695,631        $10,170,490
Cost of services                                   8,519,584          6,620,032
                                                 ------------------------------
Gross profit                                       6,176,047          3,550,458

Operating expenses:
 General and administrative                        2,885,510          2,232,315
 Sales and marketing                               1,014,971            817,747
 Depreciation and amortization                       865,434            515,845
                                                 ------------------------------
   Total operating expenses                        4,765,915          3,565,907
                                                 ------------------------------

Income (loss) from operations                      1,410,132            (15,449)

Other income (expense):
  Interest income                                      2,320            153,015
  Interest expense                                  (362,431)            (2,878)
                                                 ------------------------------
    Total other income (expense)                    (360,111)           150,137


Income before income taxes                         1,050,021            134,688
Income tax benefit (provision)                      (167,960)            75,000
                                                 ------------------------------
Net income                                       $   882,061        $   209,688
                                                 ==============================

Net income per common share:
  Basic                                                $0.11              $0.03
                                                 ==============================
  Diluted                                              $0.11              $0.03
                                                 ==============================
Weighted average number of common shares and
 equivalents outstanding:
  Basic                                            7,853,000          7,310,000
                                                 ==============================
  Diluted                                          8,301,000          8,359,000
                                                 ==============================

See accompanying notes.

                                   CORE, INC.
          Consolidated Condensed Statements of Cash Flows (Unaudited)

                          Three months ended March 31,

                                                                                 1999                    1998
                                                                             -----------------------------------
Operating activities:
Net income                                                                   $   882,061             $   209,688
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                                1,099,386                 727,438
  Changes in operating assets and liabilities:
    Increase in accounts and unbilled receivables                             (3,332,143)               (529,209)
    Increase in prepaid expenses and other current assets                       (111,062)                (86,655)
    Increase (decrease) in accounts payable and accrued expenses                 973,862                (129,889)
                                                                             -----------------------------------
Net cash provided by (used in) operating activities                             (487,896)                191,373

Investing activities:
  Additions to property and equipment                                         (1,064,435)               (793,711)
  Additions to goodwill and intangible assets                                    (14,790)               (145,210)
  Decrease (increase) in deposits and other assets                               (30,133)                    211
  Purchases of investments available-for-sale                                       -                 (9,456,705)
  Sales of investments available-for-sale                                           -                  9,445,913
                                                                             -----------------------------------
Net cash used in investing activities                                         (1,109,358)               (949,502)

Financing activities:
  Borrowings under credit agreement                                            1,500,000                       -
  Repayments under credit agreement                                           (2,300,000)                      -
  Payments for origination and other fees pursuant to credit agreement           (86,592)                      -
  Payments on obligation from acquisition                                           -                   (750,000)
  Payments on notes payable                                                      (67,588)                (10,498)
  Payments on capital lease obligations                                           (6,015)                (10,104)
  Issuance of common stock upon exercise of stock options                        411,631                  78,165
                                                                             -----------------------------------
Net cash used in financing activities                                           (548,564)               (692,437)
                                                                             -----------------------------------

Net decrease in cash and cash equivalents                                     (2,145,818)             (1,450,566)
Cash and cash equivalents at beginning of period                               2,226,020               7,944,595
                                                                             -----------------------------------
Cash and cash equivalents at end of period                                   $    80,202             $ 6,494,029
                                                                             ===================================

Supplemental disclosure of cash flow information:
  Interest paid                                                              $   334,698             $     3,750
                                                                             ===================================
  Income taxes paid                                                          $    73,000             $    49,500
                                                                             ===================================

See accompanying notes.

                                   CORE, INC.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                 March 31, 1999

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1998 has been derived from the audited financial statements of CORE, INC. ("CORE") at that date.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 contained in CORE's annual report filed on Form 10-K filed on April 1, 1999, as amended by CORE's 10-K/A filed with the Securities and Exchange Commission on April 29, 1999.

Note 2 - Business Acquisitions

On September 1, 1998, CORE acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a Delaware corporation, pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock
Purchase Agreement") in a transaction accounted for as a purchase.   Pursuant to
the Stock Purchase Agreement, all shares of stock of DRMS were acquired in exchange for a $20,000,000 cash payment, the issuance of 480,000 shares of CORE's common stock and the future issuance of up to an additional $7,000,000 of CORE's common stock after September 30, 2001, based upon the future performance of DRMS. The purchase price is subject to certain adjustments as set forth in the Stock Purchase Agreement. The excess of the purchase price over the estimated fair market value of the net assets acquired, representing goodwill and certain identifiable intangibles amounting to approximately $22,777,000, is being amortized on a straight-line basis over periods of three to thirty-five years. DRMS is a full service reinsurance intermediary manager providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility.

On March 17, 1998, a wholly-owned subsidiary of CORE, TCM Services, Inc. ("TCM") purchased the operating assets and certain liabilities of Transcend Case Management, Inc. ("Transcend") pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") in a transaction accounted for as a purchase. Transcend is a provider of workers' compensation case management services. Pursuant to the Asset Purchase Agreement, the assets of Transcend were acquired in exchange for the assumption of certain liabilities and a contingent issuance of shares of common stock of CORE, the number of which was to be equal to a valuation based upon the future performance of the acquired operations. On December 23, 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of its option to reacquire the assets, as described in the Asset Purchase Agreement.

The unaudited consolidated condensed financial statements include the operating results of DRMS and TCM from the dates of acquisition. The following unaudited pro forma results of operations for the three months ended March 31, 1999 and 1998 has been prepared as if the acquisition of DRMS had occurred on January 1, 1998 and the TCM acquisition and subsequent disposition had not occurred at all. The pro forma financial information also includes adjustments related to the DRMS acquisition for amortization of intangibles arising from the transaction, interest expense incurred on funds borrowed to finance the transaction, reductions in interest income from the use of short-term investments to fund the transaction and for additional shares of common stock and stock options issued in the transaction.

                                   CORE, INC.
 Notes to Consolidated Condensed Financial Statements (Unaudited) - Continued


Note 2 - Business Acquisitions (continued)


                                                                        Three months ended March 31,
                                                                           1999            1998
                                                                        ---------------------------
Revenues                                                                $14,696,000     $11,397,000
                                                                        ===========================
Net income                                                                 $882,000         $48,000
                                                                        ===========================
Net income per common share:
      Basic                                                                   $0.11           $0.01
                                                                        ===========================
      Diluted                                                                 $0.11           $0.01
                                                                        ===========================

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on the date indicated.

Note 3 - Credit Agreement

On August 31, 1998, CORE entered into a revolving line of credit agreement (the
"Credit Agreement") with Fleet National Bank ("Fleet").   Under the terms of the
Second Amendment to the Credit Agreement dated February 19, 1999, CORE may borrow up to specified amounts beginning at $17,000,000, subject to mandatory commitment reductions, at the prime base rate plus 0.50% or London Interbank Offered Rate ("LIBOR") plus 3.50%. At March 31, 1999 and December 31, 1998, CORE had outstanding borrowings of $15,700,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate
(7.75%) plus the applicable margin.   The Credit Agreement is secured by
substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at March 31, 1999.

On January 15 1999, CORE entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) over the life of the Credit Agreement.

A Third Amendment to the Credit Agreement, dated April 28, 1999, increased the maximum commitment available from $16,000,000 as of March 31, 1999 to $18,500,000, and revised the schedule of mandatory commitment reductions. Under the third amendment, which extends the credit facility through June 30, 2004, credit availability is subject to mandatory commitment reductions each quarter (beginning on March 31, 2000) in amounts ranging from $875,000 to $1,250,000.

In connection with the Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Credit Agreement, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the execution of the third amendment and expires June 30, 2004.

Note 4 - Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                         Three months ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
Numerator:
 Net income                                                               $882,000         $210,000
                                                                         ============================
Denominator:
 Denominator for basic earnings per share:  weighted-average
  shares                                                                 7,853,000         7,310,000
 Effect of dilutive stock options and warrants                             448,000         1,049,000
                                                                         ----------------------------
 Denominator for diluted earnings per share: adjusted
  weighted-average shares and assumed conversions                        8,301,000         8,359,000
                                                                         ============================
Basic earnings per share                                                     $0.11             $0.03
Diluted earnings per share                                                   $0.11             $0.03
                                                                         ============================

Note 5 - Exclusive Option to Sell Assets

On January 7, 1999, CORE granted an exclusive option to sell the assets of one of its' operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party. This exclusive option was
granted in exchange for consulting services.   On April 1, 1999, the exclusive
option was exercised. The sale of the assets of IBH is expected to close on or before September 30, 1999, however the sale of the assets of IBH is subject to a definitive agreement. The purchaser and IBH have not yet completed negotiations or executed a definitive agreement.

Note 6 - Segment Reporting

CORE reports segment information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an
Enterprise and Related Information."   SFAS No. 131 establishes standards for
the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers. CORE operates in a single industry segment: employee absence management services.

Note 7 - Comprehensive Income

Total comprehensive income was $882,000 and $210,000 for the three months ended March 31, 1999 and 1998, respectively.


Note 8 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." CORE expects to adopt the new Statement effective January 1, 2000. SFAS No. 133 will require CORE to recognize all derivatives on the balance sheet at fair value. CORE does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

                                   CORE, INC.
 Notes to Consolidated Condensed Financial Statements (Unaudited)  - Continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        -------------

Overview

CORE, INC. ("CORE") is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consist of CORE's proprietary WorkAbility(R) Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling and analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

CORE is typically compensated for these services either on a per employee per month ("PEPM"), per case, hourly, percentage of risk premium (for full service reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The integrated disability management services line also includes a limited amount of revenue (1% for the three months ended March 31, 1999) from licensing fees attributable to license grants by CORE of the medical protocol portion of the WorkAbility software program.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and CORE's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors CORE believes could cause such results to differ include CORE's reliance on its WorkAbility program, CORE's dependence on key clients, risks associated with CORE's growth strategy, increases or changes in government regulation and competition. The foregoing list of factors is not intended to represent a complete list of the general or specific risks that may affect CORE. It should be recognized that other risks might be significant, presently or in the future.

Current Developments

On January 7, 1999, CORE granted an exclusive option to sell the assets of one of its' operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party. This exclusive option was
granted in exchange for consulting services.   On April 1, 1999, the exclusive
option was exercised. The sale of the assets of IBH is expected to close on or before September 30, 1999, however the sale of the assets of IBH is subject to a definitive agreement. The purchaser and IBH have not yet completed negotiations or executed a definitive agreement.

Results of Operations

The following table sets forth-certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                             Three months ended
                                                  March 31,
                                     ---------------------------------
                                           1999             1998
                                     ---------------------------------
Revenue                                    100.0%           100.0%
Cost of services                            58.0%            65.1%
Gross profit                                42.0%            34.9%
General and administrative expense          19.6%            21.9%
Sales and marketing expense                  6.9%             8.0%

The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                                         Three months ended March 31,
                                       ------------------------------------------------------------
                                                      1999                          1998
                                       ------------------------------------------------------------
                                             Amount         Percent         Amount        Percent
                                       ------------------------------------------------------------
                                                           (Dollars in thousands)
Integrated Disability Management           $10,377             71%        $ 5,254            52%
Peer Review Analysis                       $ 2,229             15%        $ 2,040            20%
Exiting/exited services                    $   556              4%        $   786             8%
Other service lines                        $ 1,534             10%        $ 2,090            20%
                                           $14,696            100%        $10,170           100%
                                       ============================================================

Three Months ended March 31, 1999 and 1998

Revenues increased by $4,526,000 (45%) from $10,170,000 for the three months ended March 31, 1998 to $14,696,000 for the first quarter of 1999. Growth in Integrated Disability Management contributed $5,123,000 (113%) of CORE's overall net increase in revenues. Revenues for this service line now include revenues from Disability Reinsurance Management Services, Inc. ("DRMS") acquired in September 1998 which expanded CORE's programs to include disability reinsurance management services. CORE's WorkAbility Absence Management program contributed 63% to the revenue increase in Integrated Disability Management due to the addition of new clients and expansion of services to existing clients over the course of 1998 and into the first three months of 1999. Revenues from DRMS contributed 33% of the increase in Integrated Disability Management revenues for the first quarter of 1999.

Revenues from the Peer Review Analysis service line increased $189,000 (9%) for the three months ended March 31, 1999 as compared to the same period in the prior year mostly due to an increase in the volume of referrals for specialty physician review services.

Revenues from services that CORE exited or expects to exit decreased $230,000 (29%) for the three months ended March 31, 1999, as compared to the same period in the prior year. During the first quarter of 1998, these service lines consisted of regional workers' compensation case management services of both Cost Review Services, Inc. ("CRS") and TCM Services, Inc. ("TCM"), regional bill audit activities of CRS, and the behavioral health programs of Integrated Behavioral Health ("IBH"). The CRS operations, which contributed $240,000 of the revenues in the first quarter of 1998 was closed as of October 31, 1998. The operations of TCM, which was acquired on March 17, 1998 and contributed $103,000 of the first quarter 1998 revenues, was exited in December 1998. IBH contributed all of the revenue in the exiting/exited services, amounting to $556,000 for the three months ended March 31, 1999, an increase of $133,000 as compared to revenue for the same period in 1998. The increase in revenues generated by IBH
primarily relates to expanded services to existing clients.   CORE expects
revenues in this service line to decline and eventually cease following the second quarter with the expected sale of the IBH assets, as disclosed above under "Current Developments."

Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased 27% overall for the first quarter ended in 1999, as compared to the same period in
1998.   This decrease was primarily attributable to a decline in enrollment in our clients' indemnity plan based group health business under CORE's utilization review program. CORE expects revenues from other service lines to further decline in future periods.

CORE's top five clients represented 44% of revenues for the three-month period ended March 31, 1999 as compared to 46% for the same period in 1998. Bell Atlantic accounted for approximately 20% and 23% of revenues for the three-month periods ended March 31, 1999 and 1998, respectively. No other single client represented more than 10% of total revenues for these periods.

Cost of services for CORE include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $1,900,000 (29%) from $6,620,000 for the three months ended March 31, 1998 to $8,520,000 for the first quarter of 1999. The increase is primarily the result of increased staffing levels required to service new and growing WorkAbility Absence Management program clients in addition to the added cost of services associated with DRMS.

CORE's gross profit performance for the three months ended March 31, 1999
increased to 42% from 35% in 1998.   Gross profit performance for each of CORE's
principal service lines for the quarters ended March 31, 1999 and 1998, respectively, are: 44% and 32% for Integrated Disability Management, 39% and 38% for Peer Review Analysis, 27% and 15% for exiting/exited services and 40% and 46% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced by the growth in CORE's WorkAbility Absence Management program which provided for greater efficiencies in providing services to a larger client base. The addition of disability reinsurance management services now provided by CORE pursuant to the DRMS acquisition also increased the gross profit performance for the first quarter of 1999, as compared to the same period in the prior year.

General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $654,000 (29%) from $2,232,000 for the three months ended March 31, 1998 to $2,886,000 for the first quarter of 1999. Higher personnel and other costs associated with supporting CORE's expanded growth in operations primarily contributed to the increase in general and administrative expenses. CORE has also incurred additional costs associated with the maintenance of its computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased from 29% for the first quarter of 1998 to 27% for the first quarter of 1999. This improvement is generally due to greater economies of scale related to higher revenues.

Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $197,000 (24%) from $818,000 for the three months ended March 31, 1998 to $1,015,000 for the first quarter of 1999. This increase is primarily due to expanded staffing to support the sales and product development departments as well as additional travel costs and costs incurred for participation in tradeshows. Sales and marketing expenses, as a percentage of revenues, decreased from 8% for the first quarter of 1998 to 7% for the first quarter of 1999. CORE expects to continue to invest an increased amount of resources in sales and marketing in future periods.

Depreciation and amortization expenses increased $349,000 (68%) from $516,000 for the three months ended March 31, 1998 to $865,000 for the first quarter of 1999. The increase is primarily related to the amortization of goodwill and intangibles acquired in the purchase of DRMS in September 1998 which is approximately $300,000 for the quarter ended March 31, 1999.

Other income and expense, net, consists primarily of interest expense as offset by interest income. Interest expense represents amounts incurred related to outstanding borrowings under CORE's August 1998 Credit Agreement, as amended, with Fleet National Bank. Interest income represents amounts earned by CORE's investments. Other income and expense, net, decreased $510,000 from a net other income of $150,000 in the first quarter of 1998 to a net other expense of $360,000 in the first quarter of 1999. The decrease is due to a decrease in funds available for investment and an increase in borrowings outstanding used to complete the acquisition of DRMS in September 1998.

Financial Condition, Liquidity and Capital Resources

On August 31, 1998, CORE entered into a revolving line of credit agreement (the
"Credit Agreement") with Fleet National Bank ("Fleet").   Under the terms of the
Second Amendment to the Credit Agreement dated February 19, 1999, CORE may borrow up to specified amounts beginning at $17,000,000, subject to mandatory commitment reductions, at the prime base rate plus 0.50% or London Interbank Offered Rate ("LIBOR") plus 3.50%. At March 31, 1999 and December 31, 1998, CORE had outstanding borrowings of $15,700,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate
(7.75%) plus the applicable margin.   The Credit Agreement is secured by
substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at March 31, 1999.

On January 15 1999, CORE entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) over the life of the Credit Agreement.

A Third Amendment to the Credit Agreement, dated April 28, 1999, increased the maximum commitment available from $16,000,000 as of March 31, 1999 to $18,500,000, and revised the schedule of mandatory commitment reductions. Under the third amendment, which extends the credit facility through June 30, 2004, credit availability is subject to mandatory commitment reductions each quarter (beginning on March 31, 2000) in amounts ranging from $875,000 to $1,250,000.

In connection with the Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Credit Agreement, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the execution of the third amendment and expires June 30, 2004.

For the three months ended March 31, 1999, CORE's cash and cash equivalents decreased by $2,146,000. For this period, operating activities used $488,000 of cash. Although net income for the period amounted to $822,000, an increase in accounts and unbilled receivables of $3,332,000 resulted in an overall use of cash in operating activities. The increase in receivables was due to the timing of cash collections on recurring services provided to a major customer (for which significant payment was received in April), the increase in revenues during the first quarter and the contractual timing of certain client billings. CORE's investing activities used $1,109,000 of cash mostly to fund additions to property and equipment (including software development) of $1,064,000. CORE's financing activities used $549,000 of cash for this period due primarily to net repayments of $800,000 in borrowings under the Credit Agreement.

CORE leases its facilities and certain computer and office equipment. Future lease commitments as of March 31, 1999, which relate substantially to space rental, for the nine months ended December 31, 1999 and the year ended December 31, 2000 are approximately $2.0 million and $2.4 million, respectively. All obligations held by CORE under lease commitments expire on various dates through February 2004 and total $7.3 million as of March 31, 1999.

CORE has net operating loss carryforwards for income tax purposes of approximately $5.0 million as of March 31, 1999, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

CORE has recently entered into certain client service agreements and is currently negotiating other client service agreements that may require CORE to expend working capital ahead of related contractual billing periods. To the extent that such working capital needs exceed currently available working capital, CORE has the flexibility to borrow funds up to the maximum commitment
available under the Credit Agreement.   CORE believes that this available
financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2000.

Year 2000 System Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, CORE's computer programs or hardware that have date-sensitive software or embedded chips may not properly recognize a year that begins with "20" instead of "19." If not corrected, CORE is at risk of a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

CORE's primary computer application platforms were essentially designed to process and store dates in a four-character format. CORE believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. CORE has completed an assessment of internal applications and licensed operating systems, software tools and utilities. Additionally, CORE has evaluated third party data feeds, primarily to and from clients information systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. CORE presently believes that with modifications and replacement of existing software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have an impact on the operations of CORE.

CORE's plan to resolve the Year 2000 issue involves the following five phases: assessment, remediation, testing, implementation, and certification. To date CORE has fully completed its assessment of all systems that could be significantly affected by the year 2000. The completed assessment indicated that most of CORE's major systems are effectively Year 2000 compliant and will require only minor modifications. CORE believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. CORE has initiated formal communications with all of its significant vendors and large customers to determine the extent to which CORE's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which CORE's systems rely will be timely converted and would not have an adverse effect on CORE's systems.

For its internal applications and licensed operating systems, software tools and utilities exposures, to date CORE is approximately 90% complete on the remediation phase and expects to complete the software reprogramming and replacement no later than the third quarter of 1999. Once software is reprogrammed and replaced for a system, CORE begins testing and implementation. These phases run concurrently for different systems. To date, CORE has completed approximately 80% of its testing and has implemented approximately 80% of its remediated systems. The testing phase for all significant systems is expected to be completed in the second quarter of 1999, with all remediated systems fully tested and certified in the third quarter of 1999, which is prior to any anticipated impact on its operating systems. Also, during the third quarter of 1999, CORE plans to carry out a certification process to validate the whole information technology environment, once again, to ensure Year 2000 compliance.

Because the results to date of the completed assessment have indicated that most of CORE's major systems are effectively Year 2000 compliant and will require only minor modifications, no contingency plans have been developed at this time. CORE will develop contingency plans as deemed necessary if a significant risk related to our Year 2000 compliance or a delay in the anticipated timeline for compliance occurs. These contingency plans may involve, among other actions, manual workarounds.

CORE has queried its material clients that do not share information systems with CORE. To date, CORE is not aware of any external agent Year 2000 issue that would materially impact CORE's results of operations, liquidity, or capital resources. However, CORE has no means of ensuring that external agents will be Year 2000 issue compliant. The inability of external agents to resolve their Year 2000 issues in a timely manner could materially impact CORE. The effect of non-compliance by external agents is not determinable.

CORE will utilize both internal and external resources to reprogram, or replace, test, and implement software for Year 2000 modifications. The dates on which CORE believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 3.   Quantitative and Qualitative Disclosure of Market Risk.
----------------------------------------------------------------

CORE entered into a Credit Agreement with Fleet National Bank on August 31, 1998. The Credit Agreement was entered into for purposes other than trading. The outstanding borrowings under the Credit Agreement bear interest at variable rates which reset as prevailing market conditions change. On January 15, 1999, CORE entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) over the life of the Credit Agreement.

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits.  The following exhibits are included:

Exhibit
Number  Description
------  -----------

4.1 Warrant Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank (excluding Exhibits).

10.1 Third Amendment to Credit Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank (excluding Exhibits and Schedules).

10.2 Registration Rights Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank.

27*    Financial Data Schedule.
____________________________________
* Filed herewith

(b)  Reports on Form 8-K.
     -------------------

On January 6, 1999, CORE filed a report on Form 8-K dated December 23, 1998, concerning the disposition of certain assets of TCM Services, Inc. ("TCM"), a wholly-owned subsidiary of CORE.

The Form 8-K contained an unaudited pro forma combined condensed balance sheet of CORE as of September 30, 1998 and an unaudited condensed statement of operations of CORE for the nine months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CORE, INC.



Dated:  May 12, 1999             By:   /s/ WILLIAM E. NIXON
                                      ---------------------
                                      William E. Nixon
                                      Chief Financial Officer, Executive
                                      Vice President and Treasurer
                                      (Duly authorized officer and Principal
                                      Financial Officer)