Form 10-Q
period 1999-06-30
CORE INC
filed 1999-08-13
CIK 880238

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

       Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


            On August 9, 1999 there were 7,916,777 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION                                                                        Page

Item 1.          Financial Statements

                 Consolidated Condensed Balance Sheets                                                          3

                 Consolidated Condensed Statements of Operations                                                5

                 Consolidated Condensed Statements of Cash Flows                                                6

                 Notes to Consolidated Condensed Financial Statements                                           7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations         10

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                    16


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                             N/A

Item 2.          Changes in Securities and Use of Proceeds                                                     N/A

Item 3.          Defaults Upon Senior Securities                                                               N/A

Item 4.          Submission of Matters to a Vote of Security Holders                                           N/A

Item 5.          Other Information                                                                             N/A

Item 6.          Exhibits and Reports on Form 8-K                                                              16

Signatures                                                                                                     17

                                   CORE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              JUNE 30,                DECEMBER 31,
                                                                                1999                     1998
                                                                            (UNAUDITED)                (NOTE 1)
                                                                            -------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $     629,105             $  2,226,020
Accounts receivable, net of allowance for doubtful accounts of
  $495,447 at June 30, 1999 and $405,013 at December 31, 1998                 12,506,970                8,280,630
Unbilled receivables                                                           1,984,825                1,395,500
Notes receivable from officers                                                    80,062                   90,462
Prepaid expenses and other current assets                                        915,714                1,080,993
                                                                            -------------------------------------
Total current assets                                                          16,116,676               13,073,605

Property and equipment, net                                                    9,116,805                7,931,150
Deposits and other assets                                                      1,814,353                  618,487
Goodwill and intangibles, net of accumulated
  amortization of $1,595,971 at June 30, 1999
  and $863,077 at December 31, 1998                                           26,375,404               27,108,298
                                                                            -------------------------------------
Total assets                                                                $ 53,423,238             $ 48,731,540
                                                                            =====================================


                                   CORE, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 1999                 1998
                                                                             (UNAUDITED)            (NOTE 1)
                                                                            -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                         $   2,305,370         $   1,363,785
   Accrued expenses                                                             2,089,359             2,076,933
   Advances under revolving credit agreement                                      150,000             2,750,000
   Accrued payroll                                                                918,429               807,124
   Accrued vacation                                                               847,740               717,500
   Notes payable                                                                  169,269               259,510
   Capital lease obligations                                                       62,868                 6,015
                                                                            -----------------------------------
Total current liabilities                                                       6,543,035             7,980,867

Advances under revolving credit agreement, net of current portion              16,750,000            13,750,000
Notes payable, net of current portion                                              81,236               123,633
Deferred rent, net of current portion                                              62,898                50,410
Capital lease obligations, net of current portion                                 235,760                    --


Stockholders' equity:
 Preferred  stock, no par value, authorized 500,000 shares;
   no shares outstanding                                                               --                    --
 Common  stock, $0.10 par value per share; authorized
   30,000,000  shares; issued and outstanding 7,915,407 at
   June 30, 1999 and 7,824,512 at December 31, 1998                               791,541               782,451
Additional paid-in capital                                                     38,549,729            37,778,640
Deferred compensation                                                              (6,697)               (6,697)
Accumulated deficit                                                            (9,584,264)          (11,727,764)
                                                                            -----------------------------------
Total stockholders' equity                                                     29,750,309            26,826,630
                                                                            -----------------------------------
Total liabilities and stockholders' equity                                  $  53,423,238         $  48,731,540
                                                                            ===================================


See accompanying notes.

                                   CORE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                ------------------------------------------------------------------
                                                    1999              1998              1999              1998
                                                ------------------------------------------------------------------
Revenues                                        $ 16,706,465      $ 10,760,251      $ 31,402,096      $ 20,930,741
Cost of services                                   9,808,111         6,822,535        18,327,696        13,442,573
                                                ------------------------------------------------------------------
Gross profit                                       6,898,354        3,937,716         13,074,400         7,488,168

Operating expenses:
    General and administrative                     2,986,906         2,247,152         5,872,416         4,478,289
    Sales and marketing                            1,091,534           899,770         2,106,502         1,717,516
    Depreciation and amortization                    973,739           495,206         1,839,174         1,011,052
    Provision for doubtful accounts                  215,000            15,000           215,000            15,000
    Write-off of goodwill and intangibles               --           4,085,449              --           4,085,449
    Arbitration costs                                   --             736,006              --             736,009
    Other non-recurring charges                         --             114,277              --             114,277
                                                ------------------------------------------------------------------
       Total operating expenses                    5,267,179         8,592,860        10,033,092        12,157,592
                                                ------------------------------------------------------------------

Income (loss) from operations                      1,631,175        (4,655,144)        3,041,308        (4,669,424)

Other income (expense):
    Gain on sale of subsidiary assets, net           331,567              --             331,567               --
    Interest income                                    2,121            94,885             4,442           247,899
    Interest expense                                (388,066)           (5,558)         (750,497)           (8,436)
                                                ------------------------------------------------------------------
       Total other income (expense)                  (54,378)           89,327          (414,488)          239,463
                                                ------------------------------------------------------------------

Income (loss) before income taxes                  1,576,797        (4,565,817)        2,626,820        (4,429,961)
    Income tax benefit (provision)                  (315,359)           60,000          (483,320)          135,000
                                                ------------------------------------------------------------------

Net income (loss)                               $  1,261,438      $ (4,505,817)     $  2,143,500      $ (4,294,961)
                                                ==================================================================

Net income (loss) per common share:
    Basic                                       $       0.16      $      (0.61)     $       0.27      $      (0.59)
                                                ==================================================================
    Diluted                                     $       0.15      $      (0.61)     $       0.26      $      (0.59)
                                                ==================================================================
Weighted average number of common
 shares and equivalents outstanding:
    Basic                                          7,904,000         7,327,000         7,879,000         7,319,000
                                                ==================================================================
    Diluted                                        8,497,000         7,327,000         8,399,000         7,319,000
                                                ==================================================================


See accompanying notes.

                                   CORE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                              1999                1998
                                                                          --------------------------------
Net cash provided by (used in) operating activities                       $    166,085        $   (445,574)

Investing activities:
   Additions to property and equipment                                      (2,203,539)         (1,740,461)
   Additions to goodwill and intangible assets                                 --                 (235,394)
   Proceeds from sale of subsidiary assets                                      50,000             --
   Decrease (increase) in deposits and other assets                            (23,994)            330,670
   Purchases of investments available-for-sale                                 --              (16,579,100)
   Sales of investments available-for-sale                                     --               15,527,913
                                                                          --------------------------------
Net cash used in investing activities                                       (2,177,533)         (2,696,372)

Financing activities:
   Borrowings under credit agreement                                         4,300,000             --
   Repayments under credit agreement                                        (3,900,000)            --
   Payments for origination and other fees pursuant to credit agreement       (347,276)            --
   Payments on obligation from acquisition                                       --             (1,125,000)
   Payments on notes payable                                                  (132,638)            (26,543)
   Payments on capital lease obligations                                       (21,732)            (16,651)
   Issuance of common stock upon exercise of stock options                     516,179             156,756
                                                                          --------------------------------
Net cash provided by (used in) financing activities                            414,533          (1,011,438)
                                                                          --------------------------------
Net decrease in cash and cash equivalents                                   (1,596,915)         (4,153,384)
Cash and cash equivalents at beginning of period                             2,226,020           7,944,595
                                                                          --------------------------------
Cash and cash equivalents at end of period                                $    629,105        $  3,791,211
                                                                          ================================


See accompanying notes.

                                   CORE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 contained in CORE's annual report on Form 10-K filed April 1, 1999, as amended by CORE's Form 10-K/A filed with the Securities and Exchange Commission on April 29, 1999.

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

The unaudited consolidated condensed financial statements include the operating results of DRMS and TCM from the dates of acquisition. The following unaudited pro forma results of operations for the six months ended June 30, 1999 and 1998 has been prepared as if the acquisition of DRMS had occurred on January 1, 1998 and the TCM acquisition and subsequent disposition had not occurred at all. The pro forma financial information also includes adjustments related to the DRMS acquisition for amortization of intangibles arising from the transaction, interest expense incurred on funds borrowed to finance the transaction, reductions in interest income from the use of short-term investments to fund the transaction and for additional shares of common stock and stock options issued in the transaction.

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE 2 - BUSINESS ACQUISITIONS (CONTINUED)

                                                      Six months ended June 30,
                                                      1999                1998
                                                   ------------------------------
      Revenues                                     $31,402,000        $23,113,000
                                                   ==============================
      Net income (loss)                            $ 2,144,000        $(4,735,000)
                                                   ==============================
      Net income (loss) per common share:
            Basic                                  $      0.27        $     (0.61)
                                                   ==============================
            Diluted                                $      0.26        $     (0.61)
                                                   ==============================

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on January 1, 1998.


NOTE 3 - SALE OF SUBSIDIARY ASSETS

On June 21, 1999, CORE sold the assets of one of its' operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party for $50,000 in cash and a $462,500 promissory note. A net gain of $332,000 was realized from the sale of assets. IBH provided mental health case management services.


NOTE 4 - CREDIT AGREEMENT

On August 31, 1998, CORE entered into a revolving line of credit agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). Under the terms of the Third Amendment to the Credit Agreement dated April 28, 1999 (the "Third Amendment"), CORE may borrow up to specified amounts at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The maximum credit availability under the Third Amendment of $18,500,000 is subject to mandatory commitment reductions each quarter (beginning on March 31, 2000) in amounts ranging from $875,000 to $1,250,000. The Third Amendment extended the credit facility through June 30, 2004.

At June 30, 1999 and December 31, 1998, CORE had outstanding borrowings of $16,900,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate (7.75%) plus the applicable margin. The Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at June 30, 1999.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the Credit Agreement.

In connection with the Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Credit Agreement, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the April 1999 execution of the Third Amendment and expires June 30, 2004.

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:

                                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                  1999            1998            1999            1998
                                                              -----------------------------------------------------------
   Numerator:
      Net income (loss)                                       $ 1,261,000     $(4,506,000)    $ 2,144,000     $(4,295,000)
                                                              ===========================================================
   Denominator:
      Denominator for basic earnings (loss) per
         share: weighted-average shares                         7,904,000       7,327,000       7,879,000       7,319,000
      Effect of dilutive stock options and warrants               593,000          --             520,000          --
                                                              -----------------------------------------------------------
      Denominator for diluted earnings (loss) per share:
           adjusted weighted-average shares                     8,497,000       7,327,000       8,399,000       7,319,000
           and assumed conversions
                                                              ===========================================================
   Basic earnings (loss) per share                            $      0.16     $     (0.61)    $      0.27    $      (0.59)
                                                              ===========================================================
   Diluted earnings (loss) per share                          $      0.15     $     (0.61)    $      0.26    $      (0.59)
                                                              ===========================================================


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


NOTE 7 - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $1,261,000 and $2,144,000 for the three and six months ended June 30, 1999 and $(4,506,000) and $(4,295,000) for the three and six months ended June 30, 1998, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CORE, INC. ("CORE") is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consist of CORE's proprietary WorkAbility(R) Absence Management program, turnkey disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling and analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

CORE is typically compensated for these services either on a per employee per month, per case, hourly, percentage of risk premium (for full service reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The integrated disability management services line also includes a limited amount of revenue (1% for the six months ended June 30, 1999) from licensing fees attributable to license grants by CORE of the medical protocol portion of the WorkAbility software program.

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

CURRENT DEVELOPMENTS

On June 21, 1999, CORE sold the assets of one of its' operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party for $50,000 in cash and a $462,500 promissory note. A net gain of $332,000 was realized from the sale of assets. IBH provided mental health case management services.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         ------------------------------------------------------
                                             1999          1998         1999          1998
                                         ------------------------------------------------------
Revenue                                      100.0%       100.0%       100.0%        100.0%
Cost of services                               58.7         63.4         58.4          64.2
Gross profit                                   41.3         36.6         41.6          35.8
General and administrative expense             17.9         20.9         18.7          21.4
Sales and marketing expense                     6.5          8.4          6.7           8.2

The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                   THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                    1999                 1998                   1999                   1998
                              -----------------------------------------------------------------------------------
                               Amount   Percent     Amount   Percent       Amount   Percent     Amount    Percent
                              -----------------------------------------------------------------------------------
                                     (Dollars in thousands)                         (Dollars in thousands)
Integrated Disability
   Management                 $12,131        73%    $ 6,115       57%     $22,508        72%    $11,370        54%
Peer Review Analysis            2,242        13       1,909       18        4,471        14       3,949        19
Exiting/exited services           452         3         998        9        1,008         3       1,784         9
Other service lines             1,881        11       1,738       16        3,415        11       3,828        18
                              ===================================================================================
                              $16,706       100%    $10,760      100%     $31,402       100%    $20,931       100%
                              ===================================================================================



THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues increased by $5,946,000 (55%) to $16,706,000 for the three months ended June 30, 1999 from $10,760,000 for the second quarter of 1998. For the six months ended June 30, 1999 revenues increased $10,471,000 (50%) to $31,402,000 in 1999 from $20,931,000 in 1998. Growth in Integrated Disability Management contributed $6,016,000 (101%) and $11,138,000 (106%) of CORE's overall net increase in revenues for the three and six-month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. CORE's WorkAbility Absence Management program contributed 64% of the increase in Integrated Disability Management for the six-month period ended in 1999 as compared to the same period in 1998 due to the addition of new clients and expansion of services to existing clients over the course of 1998 and into the first six months of 1999. Revenues for the Integrated Disability Management service line now include revenues from Disability Reinsurance Management Services, Inc. ("DRMS") acquired in September 1998 which expanded CORE's programs to include turnkey disability reinsurance management services. Revenues from DRMS contributed 35% of the increase in Integrated Disability Management revenues for the six month period ended in 1999 as compared to the same period in 1998.

Revenues from the Peer Review Analysis service line increased $333,000 (17%) and $522,000 (13%) for the three and six-month periods ended June 30, 1999 as compared to the same periods in the prior year mostly due to an increase in the volume of referrals for specialty physician review services.

Revenues from services that CORE exited or expected to exit decreased $546,000 (55%) and $776,000 (43%) for the three and six-month periods ended June 30, 1999 as compared to the same periods in the prior year. During 1998, these service lines consisted of regional workers' compensation case management services of both Cost Review Services, Inc. ("CRS") and TCM Services, Inc. ("TCM"), regional bill audit activities of CRS, and the behavioral health programs of Integrated Behavioral Health ("IBH"). The CRS operations, which contributed $161,000 to our revenues in the second quarter of 1998 was closed as of October 31, 1998. The operations of TCM, which was acquired on March 17, 1998 and contributed $411,000 of the second quarter 1998 revenues, was exited in December 1998. IBH contributed all of the revenue in our exiting/exited services, amounting to $452,000 for the three months ended June 30, 1999, an increase of $26,000 as compared to revenue for the same period in 1998. As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited services line ceased.

Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), increased 8% overall for the second quarter ended in 1999, as compared to the same period in 1998. For the six months ended June 30, 1999, revenues from these service lines decreased 11% compared to the same period in 1998. The decrease for the six-month period ended June 30, 1999 as compared to prior year is primarily due to an overall decline in enrollment in our clients' indemnity plan based group health business under CORE's utilization review program. This overall decline was offset in the second quarter of 1999 with an expansion of Medicare coordination of benefits services to an existing client.

CORE's top five clients represented 43% of revenues for the six-month period ended June 30, 1999 as compared to 48% for the same period in 1998. Bell Atlantic accounted for approximately 18% and 23% of revenues for the six-month periods ended June 30, 1999 and 1998, respectively. SBC Communications represented 11% of revenues for the six-month period ended June 30, 1999. Motorola represented 10% of the Company's revenues for the six-month period ended June 30, 1998. No other single client represented more than 10% of total revenues for the six-month periods ended June 30, 1999 or 1998.

Cost of services for CORE include direct expenses associated with the delivery of our review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $2,985,000 (44%) to $9,808,000 for the three months ended June 30, 1999 from $6,823,000 for the second quarter of 1998. For the six months ended June 30, 1999, cost of services increased $4,885,000 (36%) as compared to the same period in 1998, rising to $18,328,000 from $13,443,000. The increase is primarily the result of increased staffing levels required to service new and growing WorkAbility Absence Management program clients in addition to the added cost of services associated with DRMS.

CORE's gross profit performance for the six months ended June 30, 1999 increased to 42% from 36% in 1998. Gross profit performance for each of CORE's principal service lines for the six months ended June 30, 1999 and 1998, respectively, are: 42% and 35% for Integrated Disability Management, 38% and 36% for Peer Review Analysis, 23% and 15% for exiting/exited services and 49% and 48% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced by the growth in CORE's WorkAbility Absence Management program which provided for greater efficiencies in providing services to a larger client base. The addition of disability reinsurance management services now provided by CORE pursuant to the DRMS acquisition also increased the gross profit performance within Integrated Disability Management for the first six months of 1999, as compared to the same period in the prior year.

General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $740,000 (33%) to $2,987,000 for the three months ended June 30, 1999 from $2,247,000 for the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expenses increased $1,394,000 (31%) as compared to the same period in 1998, rising to $5,872,000 from $4,478,000. Higher personnel and other costs associated with supporting CORE's expanded growth in operations primarily contributed to the increase in general and administrative expenses. CORE has also incurred additional costs associated with the maintenance of our computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased to 19% for the first six months of 1999 from 21% for the first six months of 1998. This improvement is generally due to greater economies of scale related to higher revenues.

Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as our participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $192,000 (21%) to $1,092,000 for the three months ended June 30, 1999 from $900,000 for the second quarter of 1998. For the six months ended June 30, 1999, sales and marketing expenses increased $389,000 (23%) as compared to the same period in 1998, rising to $2,107,000 from $1,718,000. This increase is primarily due to expanded staffing to support the sales and product development departments as well as additional travel costs and costs incurred for participation in tradeshows. Sales and marketing expenses, as a percentage of revenues, decreased to 7% for the first six months of 1999 from 8% for the first six months of 1998. CORE expects to continue to invest an increased amount of resources in sales and marketing in future periods.

Depreciation and amortization expenses increased $479,000 (97%) to $974,000 for the three months ended June 30, 1999 from $495,000 for the second quarter of 1998. For the six months ended June 30, 1999, depreciation and amortization expenses increased $828,000 (82%) as compared to the same period in 1998, rising to $1,839,000 from $1,011,000. The increase is primarily related to the amortization of goodwill and intangibles acquired in the purchase of DRMS in September 1998 which amounted to $586,000 for the six months ended June 30, 1999.

A provision for doubtful accounts was recorded for the six months ended June 30, 1999 in the amount of $215,000 as compared to $15,000 for the same period in 1998. The 1999 provision primarily relates to termination of an uncompleted project within the onsite job profiling and analysis and workplace risk management service's unit.

During the second quarter of 1998, CORE recorded write-offs of goodwill and intangibles totaling $4,085,000 pursuant to its review of long-lived assets. During June 1998, CRS was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with CRS's then present operating losses indicated that the net book value of the goodwill and intangibles related to the CRS operations, amounting to $1,935,000, was not recoverable and thus, written-off effective as of June 30, 1998. CORE also determined during the second quarter of 1998 that an impairment loss existed related to certain identifiable intangibles acquired from SSDC in June 1997. The impairment loss primarily resulted from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, intangibles in the amount of $2,150,000 were written off as of June 30, 1998.

On June 2, 1998, CORE entered into a settlement agreement with the former shareholders of CRS. The settlement agreement related to an arbitration dispute and included the immediate payment by CORE of $425,000 and CORE's issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, CORE incurred approximately $121,000 in other costs related to the arbitration (primarily legal and travel expenses).

CORE recorded non-recurring charges during the quarter ended June 30, 1998 for relocation costs in the amount of $64,000 and restructuring charges in the amount of $50,000. The relocation costs related to CORE's relocation of our accounting department from Boston, Massachusetts to our corporate offices in Irvine, California and the restructuring charges related to the restructuring of CRS operations.

Other income and expense, net, consists primarily of interest expense as offset by interest income. For the three and six months ended June 30, 1999, total other expense also includes as an offset, a gain of $332,000 recognized on the June 21, 1999 sale of IBH assets, net of transaction costs. Interest expense represents amounts incurred related to outstanding borrowings under CORE's August 1998 Credit Agreement, as amended, with Fleet National Bank. Interest income represents amounts earned by CORE's investments. Interest income decreased to $4,000 for the six months ended June 30, 1999 from $248,000 in the same period in 1998 and interest expense increased to $750,000 for the six months ended June 30, 1999 from $8,000 in the same period in 1998. The decrease in interest income and the concurrent rise in interest expense during the first two quarters of 1999 as compared to the similar period in 1998 is primarily due to a decrease in funds available for investment and an increase in outstanding borrowings pursuant to the acquisition of DRMS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 31, 1998, CORE entered into a revolving line of credit agreement (the "Credit Agreement") with Fleet National Bank ("Fleet"). Under the terms of the Third Amendment to the Credit Agreement dated April 28, 1999 (the "Third Amendment"), CORE may borrow up to specified amounts at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The maximum credit availability under the Third Amendment of $18,500,000 is subject to mandatory commitment reductions each quarter (beginning on March 31, 2000) in amounts ranging from $875,000 to $1,250,000. The Third Amendment extended the credit facility through June 30, 2004.

At June 30, 1999 and December 31, 1998, CORE had outstanding borrowings of $16,900,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate (7.75%) plus the applicable margin. The Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at June 30, 1999.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the Credit Agreement.

In connection with the Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Credit Agreement, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the April 1999 execution of the Third Amendment and expires June 30, 2004.

For the six months ended June 30, 1999, CORE's cash and cash equivalents decreased by $1,597,000. For this period, cash provided by operating activities was $166,000. Although net income for the period amounted to $2,144,000, an increase in accounts and unbilled receivables of $4,906,000 significantly reduced the amount of cash provided by operating activities. The increase in receivables was due to the timing of cash collections on recurring services provided to certain major customers (for which significant payments were received in July), the increase in revenues during the six months ended June 30, 1999 and the contractual timing of certain client billings. CORE's investing activities used $2,178,000 of cash mostly to fund additions to property and equipment (including software development) of $2,204,000. CORE's financing activities provided $415,000 of cash for this period due primarily to net borrowings of $400,000 under the Credit Agreement.

CORE leases its facilities and certain computer and office equipment. Future lease commitments as of June 30, 1999, which relate substantially to space rental, for the six months ended December 31, 1999 and the year ended December 31, 2000 are approximately $1.6 million and $2.7 million, respectively. All obligations held by CORE under lease commitments expire on various dates through February 2004 and total approximately $7.4 million as of June 30, 1999.

CORE has net operating loss carry-forwards for income tax purposes of approximately $4.7 million as of June 30, 1999, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carry-forwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carry-forwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. As of August 9, 1999, outstanding borrowings under the Credit Agreement were $15,900,000. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the maximum commitment available under the Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2000.

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

CORE's primary computer application platforms were essentially designed to process and store dates in a four-character format. CORE believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. CORE has completed an assessment of internal applications and licensed operating systems, software tools and utilities. Additionally, CORE has evaluated third party data feeds, primarily to and from client information systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. CORE presently believes that with modifications and replacement of existing software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have an impact on the operations of CORE.

CORE's plan to resolve the Year 2000 issue involves the following five phases: assessment, remediation, testing, implementation, and certification. To date CORE has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that most of CORE's major systems are effectively Year 2000 compliant and will require only minor modifications. CORE believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. CORE has initiated formal communications with all of its significant vendors and large customers to determine the extent to which CORE's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which CORE's systems rely will be timely converted and would not have an adverse effect on CORE's systems.

For its internal applications and licensed operating systems, software tools and utilities exposures, to date CORE is approximately 95% complete on the remediation phase and expects to complete the software reprogramming and replacement no later than the third quarter of 1999. Once software is reprogrammed and replaced for a system, CORE begins testing and implementation. These phases run concurrently for different systems. To date, CORE has completed approximately 90% of its testing and has implemented approximately 90% of its remediated systems. The testing and certification phases for all significant systems is expected to be completed in the third quarter of 1999, which is prior to any anticipated impact on its operating systems. Also, during the third quarter of 1999, CORE plans to carry out a certification process to validate its information technology environment, once again, to ensure Year 2000 compliance.

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

CORE plans to continue utilizing both internal and external resources to reprogram, or replace, test, and implement software for Year 2000 modifications. The dates on which CORE believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

CORE entered into a Credit Agreement with Fleet National Bank on August 31, 1998. The Credit Agreement was entered into for purposes other than trading. Under the terms of the Credit Agreement, as amended, outstanding borrowings bear interest at variable rates which reset as prevailing market conditions change. On January 15, 1999, CORE entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the amended Credit Agreement.



                                     PART II



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.  The following exhibits are included:

EXHIBIT
NUMBER    DESCRIPTION

  2.1* Asset Purchase Agreement, dated as of June 21, 1999, by and amongst Integrated Behavioral Health, Tom H. Yankoff and TD Ventures, Inc. (excluding Exhibits and Schedules).

  4.1 Warrant Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank (excluding Exhibits). Filed as exhibit 4.1 to registrant's Quarterly Report on 10-Q, filed May 14, 1999, and incorporated herein by reference.

 10.1 Third Amendment to Credit Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank (excluding Exhibits and Schedules). Filed as exhibit 10.1 to registrant's Quarterly Report on 10-Q, filed May 14, 1999, and incorporated herein by reference.

 10.2 Registration Rights Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank. Filed as exhibit 10.2 to registrant's Quarterly Report on 10-Q, filed May 14, 1999, and incorporated herein by reference.

 27.1*   Financial Data Schedule.
------------------------------------
* Filed herewith

(b)       REPORTS ON FORM 8-K.

CORE did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORE, INC.



Dated:  August 12, 1999               By: /s/ William E. Nixon
                                          --------------------------------------
                                          William E. Nixon
                                          Chief Financial Officer, Executive
                                          Vice President and Treasurer
                                          (Duly authorized officer and Principal
                                          Financial Officer)