Form 10-Q
period 1999-09-30
CORE INC
filed 1999-11-15
CIK 880238

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


           On November 8, 1999 there were 8,020,236 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION                                                                                 PAGE
Item 1.          Financial Statements
                 Consolidated Condensed Balance Sheets                                                                   3
                 Consolidated Condensed Statements of Operations                                                         5
                 Consolidated Condensed Statements of Cash Flows                                                         6
                 Notes to Consolidated Condensed Financial Statements                                                    7
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                  10
Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                             15

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings                                                                                      N/A
Item 2.          Changes in Securities and Use of Proceeds                                                              16
Item 3.          Defaults Upon Senior Securities                                                                        N/A
Item 4.          Submission of Matters to a Vote of Security Holders                                                    16
Item 5.          Other Information                                                                                      N/A
Item 6.          Exhibits and Reports on Form 8-K                                                                       17
Signatures                                                                                                              18


                                 CORE, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                       1999                    1998
                                                                     (UNAUDITED)             (NOTE 1)
                                                                    -------------          ------------
ASSETS
Current assets:
Cash and cash equivalents                                           $           -          $  2,226,020
Accounts receivable, net of allowance for doubtful
  accounts of $450,295 at September 30, 1999 and
  $405,013 at December 31, 1998                                        13,887,001             8,280,630
Unbilled receivables                                                    1,940,904             1,395,500
Notes receivable from officers                                             74,862                90,462
Prepaid expenses and other current assets                                 752,010             1,080,993
                                                                    -------------          ------------
Total current assets                                                   16,654,777            13,073,605


Property and equipment, net                                             9,056,314             7,931,150
Deposits and other assets                                               1,710,468               618,487
Goodwill and intangibles, net of accumulated amortization
  of $1,962,418 at September 30, 1999 and $863,077 at
  December 31, 1998                                                    26,008,956            27,108,298
                                                                    -------------          ------------
Total assets                                                        $  53,430,515          $ 48,731,540
                                                                    -------------          ------------
                                                                    -------------          ------------


                                 CORE, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                       1999                    1998
                                                                     (UNAUDITED)             (NOTE 1)
                                                                    -------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   1,391,788          $  1,363,785
  Accrued expenses                                                      2,366,118             2,076,933
  Advances under revolving credit agreement                               825,000             2,750,000
  Accrued payroll                                                         632,493               807,124
  Accrued vacation                                                        822,801               715,500
  Notes payable                                                           123,452               259,510
  Capital lease obligations                                                70,448                 6,015
                                                                    -------------          ------------
Total current liabilities                                               6,232,100             7,980,867


Advances under revolving credit agreement, net of current
  portion                                                              15,875,000            13,750,000
Notes payable, net of current portion                                      61,604               123,633
Deferred rent, net of current portion                                      54,368                50,410
Capital lease obligations, net of current portion                         290,029                     -


Stockholders' equity:
Preferred stock, no par value, authorized 500,000
  shares; no shares outstanding                                                 -                     -
Common stock, $0.10 par value per share; authorized
  30,000,000 shares; issued and outstanding 8,020,236 at
  September 30, 1999 and 7,824,512 at December 31, 1998                   802,024               782,451
Additional paid-in capital                                             38,688,261            37,778,640
Deferred compensation                                                      (6,697)               (6,697)
Accumulated deficit                                                    (8,566,174)          (11,727,764)
                                                                    -------------          ------------
Total stockholders' equity                                             30,917,414            26,826,630

                                                                    -------------          ------------
Total liabilities and stockholders' equity                          $  53,430,515          $ 48,731,540
                                                                    -------------          ------------
                                                                    -------------          ------------


        See accompanying notes.

                                 CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------      -------------------------------
                                                             1999               1998              1999               1998
                                                        -------------      -------------      -------------     -------------
Revenues                                                $  16,317,604      $  11,442,913      $  47,719,699     $  32,373,654
Cost of services                                            8,916,925          6,998,044         27,244,620        20,440,617
                                                        -------------      -------------      -------------     -------------
Gross profit                                                7,400,679          4,444,869         20,475,079        11,933,037

Operating expenses:
  General and administrative                                3,385,549          2,441,247          9,257,965         6,904,054
  Sales and marketing                                       1,295,023            931,331          3,401,526         2,648,847
  Depreciation and amortization                               958,249            612,991          2,797,423         1,624,043
  Provision for doubtful accounts                              75,000                  -            290,000            30,482
  Write-off of goodwill and intangibles                             -                  -                  -         4,085,449
  Arbitration costs                                                 -                  -                  -           736,009
  Charges in connection with disposal of
    subsidiary                                                      -            541,410                  -           541,410
  Other non-recurring charges                                       -            102,441                  -           216,718
                                                        -------------      -------------      -------------     -------------
    Total operating expenses                                5,713,821          4,629,420         15,746,914        16,787,012
                                                        -------------      -------------      -------------     -------------

Income (loss) from operations                               1,686,858           (184,551)         4,728,165        (4,853,975)

Other income (expenses):
  Gain on sale of subsidiary assets, net                            -                  -            331,567                 -
  Interest income                                              14,554             49,796             18,996           297,695
  Interest expense                                           (428,321)          (128,422)        (1,178,818)         (136,858)
                                                        -------------      -------------      -------------     -------------
    Total other income (expense)                            (413,767)           (78,626)          (828,255)          160,837
                                                        -------------      -------------      -------------     -------------

Income (loss) before income taxes                           1,273,091           (263,177)         3,899,910        (4,693,138)
  Income tax benefit (provision)                             (255,000)            60,000           (738,320)          195,000
                                                        -------------      -------------      -------------     -------------
Net income (loss)                                       $   1,018,091      $    (203,177)     $   3,161,590     $  (4,498,138)
                                                        -------------      -------------      -------------     -------------
                                                        -------------      -------------      -------------     -------------

Net income (loss) per common share:
  Basic                                                 $        0.13      $       (0.03)     $       0.40      $       (0.61)
                                                        -------------      -------------      -------------     -------------
                                                        -------------      -------------      -------------     -------------
  Diluted                                               $        0.12      $       (0.03)     $       0.37      $       (0.61)
                                                        -------------      -------------      -------------     -------------
                                                        -------------      -------------      -------------     -------------

Weighted average number of common
  shares and equivalents outstanding:
  Basic                                                     7,981,000          7,495,000          7,913,000         7,377,000
                                                        -------------      -------------      -------------     -------------
                                                        -------------      -------------      -------------     -------------
  Diluted                                                   8,539,000          7,495,000          8,446,000         7,377,000
                                                        -------------      -------------      -------------     -------------
                                                        -------------      -------------      -------------     -------------


See accompanying notes.

                                 CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        1999              1998
                                                                   -------------     -------------
Net cash provided by (used in) operating activities                $     274,719     $    (352,912)

Investing activities:
  Additions to property and equipment                                 (2,737,430)       (2,431,545)
  Additions to goodwill and intangible assets                                  -          (235,394)
  Proceeds from sale of subsidiary assets                                 50,000                 -
  Payments on notes receivable                                            35,425                 -
  Decrease (increase) in deposits and other assets                       (11,327)           53,348
  Payments for acquisitions, net of cash acquired                              -       (20,091,229)
  Purchases of investments available-for-sale                                  -       (16,579,100)
  Sales of investments available-for-sale                                      -        17,767,137
                                                                   -------------     -------------
Net cash used in investing activities                                 (2,663,332)      (21,516,783)

Financing activities:
  Borrowings under credit agreement                                    9,400,000        17,000,000
  Repayments under credit agreement                                   (9,200,000)                -
  Payments for origination and other fees pursuant to
    credit agreement                                                    (472,276)                -
  Payments on obligation from acquisition                                      -        (1,125,000)
  Payments on notes payable                                             (198,087)          (92,911)
  Payments on capital lease obligations                                  (41,238)          (23,992)
  Issuance of common stock upon exercise of stock options                674,194           159,500
                                                                   -------------     -------------
Net cash provided by financing activities                                162,593        15,917,597
                                                                   -------------     -------------

Net decrease in cash and cash equivalents                             (2,226,020)       (5,952,098)
Cash and cash equivalents at beginning of period                       2,226,020         7,944,595
                                                                   -------------     -------------
Cash and cash equivalents at end of period                         $           -     $   1,992,497
                                                                   -------------     -------------


        See accompanying notes.

                                   CORE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 contained in CORE's annual report on Form 10-K filed April 1, 1999, as amended by CORE's Form 10-K/A filed with the Securities and Exchange Commission on April 29, 1999.

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

The unaudited consolidated condensed financial statements include the operating results of DRMS and TCM from the dates of acquisition. The following unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 has been prepared as if the acquisition of DRMS had occurred on January 1, 1998 and the TCM acquisition and subsequent disposition had not occurred at all. The pro forma financial information also includes adjustments related to the DRMS acquisition for amortization of intangibles arising from the transaction, interest expense incurred on funds borrowed to finance the transaction, reductions in interest income from the use of short-term investments to fund the transaction and for additional shares of common stock and stock options issued in the transaction.

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE 2 - BUSINESS ACQUISITIONS (CONTINUED)


                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                        1999              1998
                                                   -------------     -------------
Revenues                                           $  47,720,000     $  35,032,000
                                                   -------------     -------------
                                                   -------------     -------------
Net income (loss)                                  $   3,162,000     $  (4,959,000)
                                                   -------------     -------------
                                                   -------------     -------------
Net income (loss) per common share
  Basic                                            $        0.40     $       (0.64)
                                                   -------------     -------------
                                                   -------------     -------------
  Diluted                                          $        0.37     $       (0.64)
                                                   -------------     -------------
                                                   -------------     -------------


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

At September 30, 1999 and December 31, 1998, CORE had outstanding borrowings of $16,700,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate (8.25% at September 30, 1999) plus the applicable margin. The Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at September 30, 1999.

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

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:


                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------      -------------------------------
                                               1999               1998              1999               1998
                                          -------------      -------------      -------------     -------------
Numerator:
  Net income (loss)                       $   1,018,000      $    (203,000)     $   3,162,000     $  (4,498,000)
                                          -------------      -------------      -------------     -------------
                                          -------------      -------------      -------------     -------------
Denominator:
  Denominator for basic earnings
    (loss) per share: weighted-
    average shares                            7,981,000          7,495,000          7,913,000         7,377,000
  Effect of dilutive stock options
    and warrants                                558,000                  -            533,000                 -
                                          -------------      -------------      -------------     -------------
  Denominator for diluted earnings
    (loss) per share: adjusted
    weighted-average shares and
    assumed conversions                       8,539,000          7,495,000          8,446,000         7,377,000
                                          -------------      -------------      -------------     -------------
                                          -------------      -------------      -------------     -------------
Basic earnings (loss) per share           $        0.13      $       (0.03)     $        0.40     $       (0.61)
                                          -------------      -------------      -------------     -------------
                                          -------------      -------------      -------------     -------------
Diluted earnings (loss) per share         $        0.12      $       (0.03)     $        0.37     $       (0.61)
                                          -------------      -------------      -------------     -------------
                                          -------------      -------------      -------------     -------------


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


NOTE 7 - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $1,018,000 and $3,162,000 for the three and nine months ended September 30, 1999 and $(203,000) and $(4,498,000) for the three and nine months ended September 30, 1998, respectively.


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

CORE is typically compensated for these services either on a per employee per month, per case, hourly, percentage of risk premium (for full service reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare benefits services) basis. The integrated disability management services line also includes a limited amount of revenue (1% for the nine months ended September 30, 1999) from licensing fees attributable to license grants by CORE of the medical protocol portion of the WorkAbility software program.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:


                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                     ------------------            -----------------
                                        1999     1998                1999     1998
                                     --------- --------            -------- --------
Revenue                                100.0%   100.0%              100.0%   100.0%
Cost of services                        54.6     61.2                57.1     63.1
Gross profit                            45.4     38.8                42.9     36.9
General and administrative expense      20.7     21.3                19.4     21.3
Sales and marketing expense              7.9      8.1                 7.1      8.2


The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                      THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                         1999                  1998                   1999                     1998
                                 -------------------    -------------------     -------------------     -------------------
                                  AMOUNT    PERCENT      AMOUNT    PERCENT       AMOUNT    PERCENT       AMOUNT    PERCENT
                                 --------   --------    --------   --------     --------   --------     --------   --------
                                           (Dollars in Thousands)                         (Dollars in Thousands)
Integrated Disability
  Management                     $ 12,434      76%      $  6,926      61%      $ 34,943      73%       $ 18,297      57%
Peer Review Analysis                2,327      14          1,992      17          6,798      14           5,941      18
Exiting/exited services                 -       -            931       8          1,008       2           2,715       8
Other service lines                 1,557      10          1,594      14          4,971      11           5,421      17
                                 --------   --------    --------   -------     --------   --------     --------   --------
                                 $ 16,318     100%      $ 11,443     100%      $ 47,720     100%       $ 32,374     100%
                                 --------   --------    --------   --------     --------   --------     --------   --------
                                 --------   --------    --------   --------     --------   --------     --------   --------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues increased by $4,875,000 (43%) to $16,318,000 for the three months ended September 30, 1999 from $11,443,000 for the third quarter of 1998. For the nine months ended September 30, 1999 revenues increased $15,346,000 (47%) to $47,720,000 in 1999 from $32,374,000 in 1998. Growth in Integrated Disability Management contributed $5,508,000 (113%) and $16,646,000 (108%) of CORE's
overall net increase in revenues for the three and nine-month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. CORE's WorkAbility Absence Management program contributed 69% of the increase in Integrated Disability Management for the nine-month period ended in 1999 as compared to the same period in 1998 due to the addition of new clients and expansion of services to existing clients over the course of 1998 and into the first nine months of 1999. Revenues for the Integrated Disability Management service line now include revenues from Disability Reinsurance Management Services, Inc. ("DRMS") acquired in September 1998 which expanded CORE's programs to include turnkey disability reinsurance management services. Revenues from DRMS contributed 38% of the increase in Integrated Disability Management revenues for the nine month period ended in 1999 as compared to the same period in 1998.

Revenues from the Peer Review Analysis service line increased $335,000 (17%) and $857,000 (14%) for the three and nine-month periods ended September 30, 1999 as compared to the same periods in the prior year mostly due to an increase in the volume of referrals for specialty physician review services.

Revenues from services that CORE exited or expected to exit decreased $931,000 (100%) and $1,707,000 (63%) for the three and nine-month periods ended September 30, 1999 as compared to the same periods in the prior year. During 1998, these service lines consisted of regional workers' compensation case management services of both Cost Review Services, Inc. ("CRS") and TCM Services, Inc. ("TCM"), regional bill audit activities of CRS, and the behavioral health programs of Integrated Behavioral Health ("IBH"). The CRS operations, which contributed $516,000 to our revenues for the nine month period ended in 1998 was closed as of October 31, 1998. The operations of TCM, which was acquired on March 17, 1998 and contributed $939,000 of the revenues for the nine month period in 1998, was exited in December 1998. IBH contributed all of the revenue in our exiting/exited services, amounting to $1,008,000 for the nine months ended September 30, 1999, a decrease of $252,000 as compared to revenue for the same period in 1998. As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited services line ceased.

Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased 2% overall for the third quarter ended in 1999, as compared to the same period in 1998. For the nine months ended September 30, 1999, revenues from these service lines decreased 8% compared to the same period in 1998. The decrease for the nine-month period ended September 30, 1999 as compared to prior year is primarily due to an overall decline in enrollment in our clients' indemnity plan based group health business under CORE's utilization review program. This overall decline was partially offset during the nine months ended September 30, 1999 by an expansion of Medicare coordination of benefits services.

CORE's top five clients represented 43% of revenues for the nine-month period ended September 30, 1999 as compared to 49% for the same period in 1998. Bell Atlantic accounted for approximately 18% and 24% of revenues for the nine-month periods ended September 30, 1999 and 1998, respectively. SBC Communications represented 10% of revenues for the nine-month period ended September 30, 1999. No other single client represented more than 10% of total revenues for the nine-month periods ended September 30, 1999 or 1998.

Cost of services for CORE include direct expenses associated with the delivery of our review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $1,919,000 (27%) to $8,917,000 for the three months ended September 30, 1999 from $6,998,000 for the third quarter of 1998. For the nine months ended September 30, 1999, cost of services increased $6,804,000 (33%) as compared to the same period in 1998, rising to $27,245,000 from $20,441,000. The increase is primarily the result of increased staffing levels required to service new and growing WorkAbility Absence Management program clients in addition to the added cost of services associated with DRMS.

CORE's gross profit performance for the nine months ended September 30, 1999 increased to 43% from 37% in 1998. Gross profit performance for each of CORE's principal service lines for the nine months ended September 30, 1999 and 1998, respectively, are: 44% and 37% for Integrated Disability Management, 38% and 36% for Peer Review Analysis, 23% and 14% for exiting/exited services and 49% and 48% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced by the growth in CORE's WorkAbility Absence Management program which provided for greater efficiencies in providing services to a larger client base. The addition of disability reinsurance management services now provided by CORE pursuant to the DRMS acquisition also increased the gross profit performance within Integrated Disability Management for the first nine months of 1999, as compared to the same period in the prior year.

General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased $945,000 (39%) to $3,386,000 for the three months ended September 30, 1999 from $2,441,000 for the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenses increased $2,354,000 (34%) as compared to the same period in 1998, rising to $9,258,000 from $6,904,000. Higher personnel and other costs associated with supporting CORE's expanded growth in operations primarily contributed to the increase in general and administrative expenses. CORE has also incurred additional costs associated with the maintenance of our computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased to 19% for the first nine months of 1999 from 21% for the first nine months of 1998. This improvement is generally due to greater economies of scale related to higher revenues.

Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase revenues, such as our participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased $364,000 (39%) to $1,295,000 for the three months ended September 30, 1999 from $931,000 for the third quarter of 1998. For the nine months ended September 30, 1999, sales and marketing expenses increased $753,000 (28%) as compared to the same period in 1998, rising to $3,402,000 from $2,649,000. This increase is primarily due to expanded staffing to support the sales and product development departments as well as additional travel costs and costs incurred for participation in tradeshows. Sales and marketing expenses, as a percentage of revenues, decreased to 7% for the first nine months of 1999 from 8% for the first nine months of 1998. CORE expects to continue to invest an increased amount of resources in sales and marketing in future periods.

Depreciation and amortization expenses increased $345,000 (56%) to $958,000 for the three months ended September 30, 1999 from $613,000 for the third quarter of 1998. For the nine months ended September 30, 1999, depreciation and amortization expenses increased $1,173,000 (72%) as compared to the same period in 1998, rising to $2,797,000 from $1,624,000. The increase is primarily related to the amortization of goodwill and intangibles acquired in the purchase of DRMS in September 1998 which amounted to $879,000 for the nine months ended September 30, 1999.

A provision for doubtful accounts was recorded for the nine months ended September 30, 1999 in the amount of $290,000 as compared to $30,000 for the same period in 1998. The 1999 provision primarily relates to termination of an uncompleted project within the onsite job profiling and analysis and workplace risk management service's unit.

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

During the third quarter of 1998, CORE recorded non-recurring charges in the amount of $541,000 for costs related to the Company's plan to discontinue the operations of CRS. In addition, CORE incurred relocation costs in the amount of $102,000 related to the relocation of our accounting department from Boston, Massachusetts to Irvine, California.

Other income and expense, net, consists primarily of interest expense as offset by interest income. For the nine months ended September 30, 1999, total other expense also includes as an offset, a gain of $332,000 recognized on the June 21, 1999 sale of IBH assets, net of transaction costs. Interest expense represents amounts incurred related to outstanding borrowings under CORE's August 1998 Credit Agreement, as amended, with Fleet National Bank. Interest income represents amounts earned by CORE's investments. Interest income decreased to $19,000 for the nine months ended September 30, 1999 from $298,000 in the same period in 1998 and interest expense increased to $1,179,000 for the nine months ended September 30, 1999 from $137,000 in the same period in 1998. The decrease in interest income and the concurrent rise in interest expense during the first three quarters of 1999 as compared to the similar period in 1998 is primarily due to a decrease in funds available for investment and an increase in outstanding borrowings pursuant to the acquisition of DRMS.



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

At September 30, 1999 and December 31, 1998, CORE had outstanding borrowings of $16,700,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate (8.25% at September 30, 1999) plus the applicable margin. The Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at September 30, 1999.

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

For the nine months ended September 30, 1999, CORE's cash and cash equivalents decreased by $2,226,000. For this period, cash provided by operating activities was $275,000. Although net income for the period amounted to $3,162,000, an increase in accounts and unbilled receivables of $6,197,000 significantly reduced the amount of cash provided by operating activities. The increase in receivables was due to the timing of cash collections on recurring services provided to certain major customers (for which significant payments were received in October 1999), the increase in revenues during the nine months ended September 30, 1999 and the contractual timing of certain client billings. CORE's investing activities used $2,663,000 of cash mostly to fund additions to property and equipment (including software development) of $2,737,000. CORE's financing activities provided $163,000 of cash for this period due primarily to issuance of common stock upon exercise of stock options.

CORE leases its facilities and certain computer and office equipment. Future lease commitments as of September 30, 1999, which relate substantially to space rental, for the three months ended December 31, 1999 and the year ended December 31, 2000 are approximately $0.8 million and $2.6 million, respectively. All obligations held by CORE under lease commitments expire on various dates through February 2004 and total approximately $6.6 million as of September 30, 1999.

CORE has net operating loss carry-forwards for income tax purposes of approximately $4.3 million as of September 30, 1999, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carry-forwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carry-forwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. As of November 8, 1999, outstanding borrowings under the Credit Agreement were $14,900,000. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the maximum commitment available under the Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2000.

YEAR 2000 SYSTEM COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, CORE's computer programs or hardware that have date-sensitive software or embedded chips may not properly recognize a year that begins with "20" instead of "19." If not corrected, CORE would be at risk of a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

CORE's primary computer application platforms were essentially designed to process and store dates in a four-character format. CORE believes this substantially reduces the magnitude of the effort required to address the Year 2000 issue. CORE has completed an assessment of internal applications and licensed operating systems, software tools and utilities. Additionally, CORE has evaluated third party data feeds, primarily to and from client information systems and has modified or replaced portions of its software so that its computer systems will be designed to function properly with respect to dates in the year 2000 and thereafter. CORE presently believes that with these modifications and replacements of existing software, the Year 2000 issue has been substantially mitigated.

CORE's plan to resolve the Year 2000 issue involved the following five phases: assessment, remediation, testing, implementation, and certification. To date CORE has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that most of CORE's major systems are effectively Year 2000 compliant and required only minor modifications. CORE believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. CORE has initiated formal communications with all of its significant vendors and large customers to determine the extent to which CORE's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which CORE's systems rely will be timely converted and would not have an adverse effect on CORE's systems.

CORE has substantially completed its remediation, software reprogramming, implementation, testing and certification processes for its internal applications and licensed operating systems, software tools and utilities exposures. Although certain minor modifications and certifications remain to be completed on specific applications, CORE believes that these remaining tasks will be completed on a timely basis before December 31, 1999.

Because the results to date of the completed assessment have indicated that most of CORE's major systems are effectively Year 2000 compliant and required only minor modifications, no contingency plans have been developed at this time. CORE will develop contingency plans as deemed necessary if a significant risk related to our Year 2000 compliance or a delay in the anticipated timeline for compliance occurs. These contingency plans may involve, among other actions, manual workarounds.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

                                    PART II

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 1999, the Company sold the following shares of Common Stock, which were not registered under the Securities Act at the time of issuance. All such shares were sold to former employees upon the exercise of previously granted stock options.


     Date                Security                   Purchaser                Number of Shares        Purchase Price per Share
--------------- --------------------------- --------------------------- --------------------------- ---------------------------
   8/19/99             Common Stock                 M. Harris                       48                        $8.063
   9/15/99             Common Stock                  M. Kahng                      900                        $7.000
   9/24/99             Common Stock                   P. Pak                        84                        $8.063


These shares of Common Stock were not registered under the Securities Act at the time of sale and issuance, in reliance upon the exception contained in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting in lieu of the Annual Meeting of Stockholders was held on July 16, 1999 in Irvine, California.

The vote to elect two persons as Class II Directors of CORE was as follows:


                                                           For                         Withheld Authority
                                                       -----------                     ------------------
David M. Tourangeau                                     7,341,635                           252,553
Richard J. Towle                                        7,341,635                           252,553


Accordingly, Mr. Tourangeau and Mr. Towle were elected as Class II Directors to serve for a three year term until the 2002 Annual Meeting of Stockholders and until their successors are elected and qualified. Class I Directors (Leslie Alexandre, Dr.P.H. and Stephen C. Caulfield) whose terms are scheduled to expire at the 2001 Annual Meeting of Stockholders and Class III Directors (George C. Carpenter IV and Craig C. Horton) whose terms are scheduled to expire at the 2000 Annual Meeting of Stockholders have terms as directors that continued after the July 1999 Special Meeting.

The vote to approve an amendment to CORE's 1997 Stock Option Plan to increase the number of shares issuable under the Plan from 600,000 to 950,000 was as follows:

For                                 5,318,602
Against                             2,242,797
Abstain                                32,789

Accordingly, the amendment to CORE's 1997 Stock Option Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibits are included:

Exhibit
Number   Description
-------  -----------
10.1* Employment Agreements executed on July 15, 1999 by and between CORE, INC. and executives George C. Carpenter IV, Craig C. Horton, William E. Nixon and Nancy S. Moore, respectively. The form of Employment Agreement is incorporated herein by reference.

27.1*    Financial Data Schedule
------------------------------------
* Filed herewith

(b)      Reports on Form 8-K
         -------------------

CORE did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORE, INC.



Dated:  November 9, 1999           By:  /s/ William E. Nixon
                                        --------------------------------------
                                        William E. Nixon
                                        Chief Financial Officer, Executive
                                        Vice President and Treasurer
                                        (Duly authorized officer and Principal
                                        Financial Officer)