Form 10-K405
period 1999-12-31
CORE INC
filed 2000-03-31
CIK 880238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended  DECEMBER 31, 1999
                                              -----------------
                    Commission file number       0-19600
                                                 -------

                                   CORE, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

                      MASSACHUSETTS                                       04-2828817
---------------------------------------------------------   --------------------------------------
 (State of jurisdiction of incorporation or organization)     (IRS employer identification no.)

          18881 VON KARMAN AVENUE, SUITE 1750, IRVINE, CALIFORNIA 92612
          -------------------------------------------------------------
            (Address of principal executive offices)    (zip code)

       Registrant's telephone number, including area code: (949) 442-2100
                                                          ---------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                     ---------------------------------------
                                (Title of class)

Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --
Indicate by check "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000 was $45,060,381. On March 20, 2000, there were 8,246,186 shares of the Registrant's Common Stock outstanding.

         Documents incorporated by reference: INFORMATION CALLED FOR IN PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE 2000 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A.

                                TABLE OF CONTENTS

PART I                                                                                                 PAGE
                                                                                                       ----

Item 1           Business                                                                                3

Item 2           Properties                                                                             15

Item 3           Legal Proceedings                                                                      16

Item 4           Submission of Matters to a Vote of Security Holders                                    16

                 Executive Officers of the Registrant                                                   17

PART II

Item 5           Market for Registrant's Common Equity and Related Stockholder Matters                  19

Item 6           Selected Financial Data                                                                20

Item 7           Management's Discussion and Analysis of Financial Condition and                        21
                     Results of Operations

Item 7A          Quantitative and Qualitative Disclosures About Market Risk                             27

Item 8           Financial Statements and Supplementary Data                                            27

Item 9           Changes in and Disagreements with Accountants on Accounting and                        27
                     Financial Disclosure

PART III

Item 10          Directors and Executive Officers of the Registrant                                     27

Item 11          Executive Compensation                                                                 27

Item 12          Security Ownership of Certain Beneficial Owners and Management                         27

Item 13          Certain Relationships and Related Transactions                                         27

PART IV

Item 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K                        28

                 Index to Financial Statements                                                         F-1

                                     PART I

ITEM 1.     BUSINESS.

         CORE, INC. is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consist of CORE's proprietary WorkAbility-Registered Trademark- Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

         CORE's Integrated Disability Management services include monitoring the appropriateness of absences and durations under short and long-term disability plans, family medical leave and similar plans, and workers' compensation programs, in order to reduce unnecessary absenteeism and its related costs of wage replacement, hiring and training replacement personnel and lost productivity. These services are provided through CORE's WorkAbility program, which uses a proprietary software program developed and supported through the statistical analysis of disability utilization data collected over a 10-year period. CORE's WorkAbility program provides an objective, medically based method for recommending and monitoring employees' return-to-work status. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence and thus assure that the employee, attending physician and employer all have reasonable and consistent expectations as to the projected return-to-work date. CORE's reinsurance and group disability risk management services include providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility. CORE's social security disability benefits advocacy program provides assistance to disabled employees with obtaining their Social Security Disability Insurance benefits.

         CORE's Peer Review Analysis program provides pre-certification, concurrent, appellate, retrospective, medical policy, quality and forensic independent specialty physician review services for use within utilization management programs of CORE's insurance company and self-insured corporate clients. CORE believes its more than 330 Board certified physician reviewers comprise the largest independent physician review service in the country. CORE's behavioral health review program provides comparable review service by psychiatric specialists in specialties such as general, child and adolescent and addiction psychiatry.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and CORE's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties, including those described in the subsection entitled "Risk Factors," below.


HISTORY OF CORE

         CORE was incorporated in Massachusetts in April 1984 under the name Peer Review Analysis, Inc. ("PRA") to provide physician-intensive utilization management services to commercial insurance companies and self-insured employers. PRA became a publicly held entity in December 1991 with the completion of an initial public offering.

         In March of 1995, PRA completed its merger (the "CMI/PRA Merger") involving Core Management, Inc., a Delaware corporation ("CMI"). CMI was incorporated in 1990 to acquire the health and disability cost management services business (including the WorkAbility program) of Health Data Institute, Inc., a subsidiary of Baxter International, Inc. In April 1993, CMI acquired the mental health case management services business of Integrated Behavioral Health, a California corporation ("IBH"). In July 1995, CORE changed its name from Peer Review Analysis, Inc. to CORE, INC.

         In October 1995, CORE acquired all the capital stock of Cost Review Services, Inc. ("CRS"), a regional workers' compensation bill audit firm. In June 1997, CORE purchased certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"), a disability management services firm which provides social security disability benefits advocacy and Medicare coordination of benefits. In July 1997, CORE purchased the assets and certain liabilities of Protocol Work Systems, Inc. ("PWS"), a provider of job analysis, employee physical agility testing and other loss prevention services to the workers' compensation market. In March 1998, a wholly-owned subsidiary of CORE, TCM Services, Inc. ("TCM"), acquired substantially all of the assets and certain liabilities of Transcend Case Management, Inc. ("Transcend"), a regional provider of workers' compensation case management services. In September 1998, CORE acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), a full-service reinsurance intermediary manager.

         In October 1998, CORE discontinued the operations of CRS. In December 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of its option to reacquire the assets, as described in the Asset Purchase Agreement dated March 17, 1998. In June 1999, CORE sold the assets of IBH to a non-affiliated party.

         CORE's executive offices are located at 18881 Von Karman Avenue, Suite 1750, Irvine, California 92612, and its telephone number at that address is
(949) 442-2100.

         "WorkAbility," "Peer Review Analysis," "PRA" and "CORE" are registered trademarks of CORE.


INDUSTRY OVERVIEW

         In recent years, large corporations have begun to recognize the magnitude of the annual cost of occupational and non-occupational injuries and illnesses, which according to one 1999 study represented 12.8% of total payroll costs. These expenses present a significant challenge to corporate productivity. CORE estimates that total U.S. costs due to injury and illness-related workplace absence will reach $340 billion for the year 2000, double what they were in the early 1990's.

         According to industry sources, disability costs including workers' compensation expenditures grew at an average annual rate of over 18% from 1990 through 1996, and CORE believes this growth is continuing. CORE estimates that workers' compensation costs were approximately $80 billion in 1998. Despite the general awareness of this high level of workers' compensation costs, expenditures for group disability (including short-term disability and long-term disability plans), sick pay and family leave represent a far larger share of total expenditures estimated at 60% to 75% of total disability costs. Two driving factors behind the increase in group disability and workers' compensation expenditures are workplace and legislative changes. Work-related changes that have contributed to rising benefits costs include the aging of the active workforce, increased volatility in hiring and layoffs (which often results in increased benefits utilization) and increased diagnoses of repetitive stress-related injuries. Also contributing to rising disability benefit costs and awareness are legislative changes such as the Family and Medical Leave Act and the Americans with Disabilities Act, which mandate accommodation for family circumstances and disabled workers, which both have a growing impact on accommodation and lost time issues.

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

         As traditional managed care tools become standard industry-wide, they are generating diminishing marginal savings for employers, who must find more aggressive and sophisticated utilization review mechanisms to yield further savings. In addition, the new-found awareness of the additional costs associated with workplace absence has brought with it an increasing demand for cost saving strategies that address both health care expenditures and the productivity impact of an employee's ill health. Tight labor markets and global competition have focused Corporate America on achieving real productivity gains. With the importance of each job magnified, employers are actively looking for new tools to help control workplace absence. Until recently, recognition and management of these productivity costs have been impaired by their difficulty in measurement, the fragmentation of responsibilities for disability programs within human resources and risk management departments of most corporations and the historical focus on group health managed care.

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



SERVICES AND PRODUCTS

         CORE offers services and products designed to assist CORE's clients control and monitor disability, workers' compensation and health care costs without compromising the quality of care or services available to patients. CORE's service lines include:

         -        Integrated Disability Management,

         -        Peer Review Analysis,

         -        Exiting/exited services, and

         -        Other service lines.


INTEGRATED DISABILITY MANAGEMENT

Integrated Disability Management includes the following products and services:
                  WorkAbility Absence Management Program
                  Disability Reinsurance Management Services
                  Social Security Advocacy
                  CORE Analytic
                  Protocol Work Systems
                  Licensing


         WORKABILITY ABSENCE MANAGEMENT PROGRAM

         CORE estimates that total direct and indirect expenditures for medically-related workplace absence are 25% of the related to workers' compensation payments. The cost of absenteeism includes wage replacement, the costs of hiring and training replacement personnel and lost productivity. CORE's WorkAbility Absence Management Program provides for the monitoring of the appropriateness of absences and their duration under short and long term disability plans, family medical leave and similar plans, and workers' compensation programs. The program is focused on reducing unnecessary absenteeism and the costs associated with such absences, thereby improving workplace productivity.

         The WorkAbility program is built on the foundation of a proprietary software system developed by CORE and maintained through the statistical and clinical analysis of disability utilization data. The WorkAbility program allows CORE to work with employee's physicians to establish expected absence duration using duration guidelines that are specific and objective. These guidelines are packaged in a software module called WorkAbility On-Line Medical Protocols
(WOMP). WOMP is proprietary to CORE. The WorkAbility program, which contains WOMP, was developed along six key absence management concepts:

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

         PROPRIETARY TECHNOLOGY AND DATABASE. CORE began developing its WorkAbility program in 1986. The WOMP protocols are regularly updated using COREbase, a database of more than 650,000 disability and workers' compensation records collected by CORE over a period of more than 10 years. This database-driven updating process allows CORE to field absence duration guidelines that are based on actual return-to-work experience. The database continues to grow as CORE adds more clients, and as clients integrate across more lost time benefits.

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

         FLEXIBILITY. The system is designed to allow CORE to customize the product and services to meet client needs and culture. The guidelines are based on a statistical distribution so that a client can choose how to monitor and to manage durations. The system generates communications that are all customized to the client's benefit plan. In addition, depending on the technical capability of the client, other modalities such as e-mail, intranet and internet can be used to disseminate information on claim approvals and status.

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

         DISABILITY REINSURANCE MANAGEMENT SERVICES

         DRMS, acquired by CORE in September 1998, is a reinsurance intermediary providing turnkey disability reinsurance and management services for insurance company clients marketing other forms of employee benefit products such as medical, dental, and group life insurance. DRMS provides a comprehensive array of services designed to increase its clients success at marketing disability products. These services include strategic planning, sales and marketing, product development, actuarial, underwriting, claims management and compliance services. DRMS' customer-focused team uses proprietary systems to provide creative solutions and day-to day decisions quicker and more efficiently than its competitors.

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

         During 1999, DRMS began providing additional long-term disability services to CORE customers. Through DRMS, CORE also provides an insurance option to CORE clients. Finally, DRMS' network of insurance contacts bring opportunities for CORE to provide services to insurance carriers.

         SOCIAL SECURITY ADVOCACY

         CORE's social security disability benefits advocacy program includes claim file reviews, auditing, designing and implementing Social Security assistance programs, and representation and assistance with Social Security claims and appeals. CORE's model is unique in that it integrates all aspects of the Social Security process, producing a streamlined, efficient and effective service.

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

         LICENSING

         In addition to the key role the WOMP protocols plays within the WorkAbility software system, the WOMP protocols have also been licensed by CORE to third parties as a separate product. These WorkAbility protocols are updated annually to, among other things, reflect recent advancements in medical technology and procedures, and to update the recommended disability durations using the collective experiential data collected by CORE through its services to clients.



PEER REVIEW ANALYSIS

Peer Review Analysis includes the following products and services:
         Physician Review Services
         Behavioral Health Review


         PHYSICIAN REVIEW SERVICES

         CORE's independent specialty physician review program, known commercially as Peer Review Analysis or PRA, provides pre-certification, concurrent, appellate, retrospective, medical policy, quality and forensic physician review services for use with existing utilization management programs of clients, including insurance carriers that service the group health, disability and workers' compensation markets, and other managed care companies. CORE believes its more than 330 Board certified physician reviewers comprise the largest independent physician review organization in the country. CORE's consulting relationship with this large base of physicians has positioned CORE to offer an independent external appeal review service, which is mandated under several state laws and generally requires specialty-matched reviews. CORE believes that appellate review is one of the growing sectors of the otherwise mature health care utilization management industry.

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

         Reviews under CORE's specialty physician review program are managed from CORE's offices, and the majority of all review decisions are completed within 24 hours of referral. In most instances, CORE's physician review services are advisory in nature. Determinations as to the payment or denial of benefits are typically made by the third party payor, and the patient and the attending physician make decisions as to the patient's medical treatment.

         CORE is certified by the American Accreditation HealthCare Commission ("AAHC/URAC") to perform various utilization review functions. AAHC/URAC is a nationally recognized organization that has developed standards to encourage the availability of effective, efficient and consistent utilization review of health care services throughout the United States. One of AAHC/URAC's objectives is to establish standards for the procedures used to process appeals of utilization review determinations. Many of CORE's clients rely on CORE's specialty physician and behavioral health review services to comply with AAHC/URAC's appellate procedures.

         BEHAVIORAL HEALTH REVIEW

         CORE's behavioral health review program provides psychiatric review services similar to CORE's specialty physician review services by psychiatrists who are supported by a team of multi-specialty physicians. CORE's independent psychiatrists include specialists in various psychiatric specialties such as general psychiatry, child and adolescent psychiatry and addiction psychiatry. CORE believes that its multi-specialty psychiatrists and CORE's emphasis on intensive specialty review distinguish it from psychiatric review performed by other utilization management firms and better addresses the more subjective nature of many behavioral health reviews.


EXITING/EXITED SERVICES

Operations within the exiting/exited services line ceased in 1999. The line had included the following products and services:
         Regional workers' compensation field case management (CRS and TCM) Regional workers' compensation bill audit (CRS)
         Integrated Behavioral Health (IBH)

         On June 21, 1999, CORE sold the assets of IBH, a provider of mental health case management services, to a non-affiliated third party. This sale completed our strategic decision to focus on building CORE's leadership position in employee absence management services and to exit certain businesses in which market leadership or sufficient profit margins did not appear to be attainable. Both CRS and TCM were exited during 1998.

OTHER SERVICE LINES

Other service lines includes the following products and services:
         Utilization Review and Case Management
         Medicare Coordination of Benefits


         UTILIZATION REVIEW AND CASE MANAGEMENT

         CORE provides medical and behavioral health utilization review and case management services to Fortune 500 companies and other self-insured employers, third-party administrators ("TPAs") and an insurance carrier. CORE's services are designed to evaluate the medical necessity and appropriateness of health care services prescribed for participants in health care benefits plans, including hospital admissions, proposed length of hospital stay, use of outpatient facilities and other treatment alternatives. In cases of high cost diseases, conditions or catastrophic illnesses, CORE may also render case management services of individual cases in order to assure that cost-effective treatment alternatives are utilized. Clients may elect to contract for all of the services offered under the programs or, in the alternative, may elect to contract for only certain portions of services offered.

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

         CORE plans to continue to offer these services to support our existing clients, especially those who have integrated their medical and disability case management programs. Our ability to manage catastrophic cases with an absence management perspective continues to provide value to CORE by building relationships with providers and expanding our clinical credibility.


         MEDICARE COORDINATION OF BENEFITS

         Through its SSDC subsidiary, CORE provides services to help large employers identify those employees or retirees who should be receiving Medicare benefits. CORE then assists the client in establishing or documenting Medicare primacy, identifying the health care plan payments and costs that can be offset by Medicare, and implements an overpayment recovery program.

         Because this product is geared toward the large employer client, one of CORE's target markets, CORE will continue to market and provide these services.

CLIENTS AND MARKETING

         CORE has over 350 customers across the country, including numerous Fortune 500 companies. Revenues from Fortune 500 companies accounted for approximately 69% of total revenues in 1999. The following is a selected list of CORE's clients which, CORE believes, is representative of its overall client base:

         -        BELL ATLANTIC CORPORATION
         -        BMW
         -        BRISTOL-MYERS SQUIBB
         -        CHAMPION INTERNATIONAL CORPORATION
         -        CNA INSURANCE COMPANY
         -        COMMONWEALTH OF VIRGINIA
         -        DAIMLERCHRYSLER
         -        DANA CORPORATION
         -        GENERAL ELECTRIC CORPORATION
         -        GTE COMMUNICATIONS SYSTEM CORPORATION
         -        LIBERTY MUTUAL INSURANCE COMPANY, INC.
         -        MEDICAL MUTUAL OF OHIO
         -        MOTOROLA CORPORATION
         -        PCS HEALTH SYSTEMS, INC.
         -        RELIASTAR FINANCIAL CORP.

            CORE markets its services primarily to national, direct accounts, including self-insured employers, and through group health and disability insurance carriers and third party administrators.

            During 1999 and 1998, Bell Atlantic Corporation represented 19% and 21%, respectively, of total revenues. No other client represented more than 10% of total revenues. During the years ended December 31, 1999 and 1998, CORE's five largest clients represented 43% and 45%, respectively, of total revenue.

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

         For many of its programs, CORE charges its clients a "capitated fee" (i.e., a fixed per employee per month ("PEPM") fee or a fixed per employee per quarter fee). The amount of this fee varies depending on the number and type of review programs selected by the client and the size of the client. For other services, CORE charges fees on an hourly, per case, percentage of risk premium (for turnkey and reinsurance management services) or percentage of cost recovery (for social security advocacy and Medicare programs) basis rather than a capitated basis. Notwithstanding the outcome of CORE's review, decisions as to the payment or denial of benefits and eligibility or coverage under the benefit plan are typically made by the administrator of the participant's health care plan, not by CORE.

         The patient and the attending physician always make decisions as to the patient's medical treatment, not CORE. However, for several clients, CORE accepts fiduciary responsibility for their disability benefit programs. CORE's confidence in its clinical decisions permits it to assume these responsibilities. CORE charges increased fees to those clients for which it serves as a plan fiduciary.

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

         The WorkAbility-Plus system, CORE's multi-tier, client/server technology based application, has provided for the ability to migrate rapidly into expanding business opportunities. CORE continues to expand its industry leading capabilities in regard to the family medical leave ("FML") business. Totally integrated with other absence management capabilities, the FML module provides robust capabilities tailored to Federal guidelines as set forth in the Family and Medical Leave Act and other state sponsored legislation. This architecture is designed to allow for client server operation and rapid feature development. Additionally, CORE continues to evolve the system capabilities in regard to the management and payment of long-term disability claims. Integration with software developed by CORE's subsidiary, DRMS, was completed in 1999. The WorkAbility-Plus application utilizes software architecture that provides maximum flexibility in attaching industry-standard databases to support growth and varying client needs. CORE believes that this architecture will support the integration of additional absence management capabilities.

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


GOVERNMENT REGULATION; HEALTH CARE REFORM

         A number of states, including several of those in which CORE transacts business, have extensive licensing and other requirements applicable to CORE's business. Additionally, CORE's clients, including insurance companies, are subject to regulations that indirectly affect CORE.

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

         CORE's operations depend upon its continued good standing under applicable laws and regulations. To date, the cost of compliance has not been material. Such laws and regulations, however, are subject to amendment or new interpretation by authorities in each jurisdiction. If amended regulations or new interpretations of federal or state laws or regulations arise, CORE, may have difficulty complying without significant expense or changes in operations. CORE is unable to predict what additional government regulations, if any, directly or indirectly affecting its business may be promulgated. Although CORE believes that it is currently in compliance with applicable regulations in those states in which it is subject to regulation, CORE's business could be adversely affected by a revocation of or failure to obtain required licenses and governmental approvals, a failure to comply with applicable regulations or significant changes in regulations applicable to its clients.

         In addition to existing government health care regulation, there have been numerous initiatives at the federal and state levels, as well as by third-party payers, for comprehensive reforms affecting the payment for and availability of health care services. CORE believes that such initiatives will continue during the foreseeable future. CORE is unable to predict what, if any, reform initiatives may be adopted, or what effect, if any, their adoption may have on CORE.

COMPETITION

         CORE presently competes in two different markets: (1) managed disability and workers' compensation and (2) health care utilization management.

         The managed disability and workers' compensation market is a developing market, which is highly competitive. Competitors include both new companies focused solely on the workers' compensation market and large established disability insurance carriers who have traditionally dealt with disability from an underwriting rather than an employee productivity perspective. Some of the competitors are significantly larger and have greater financial and marketing resources than CORE. CORE competes on the basis of quality and cost-effectiveness in this market, and CORE believes that its proprietary disability management protocols and database of clinically defined disability episodes give it a significant competitive advantage.

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


EMPLOYEES AND PHYSICIAN CONSULTANTS

         In addition to its available staff of over 330 physician consultants covering the major medical specialties, CORE has over 625 employees. Generally, CORE's physician consultants are paid by CORE on a per hour or per case review basis. Almost all of CORE's physicians are retained by CORE as independent contractors and also maintain active practices. The majority of CORE's physicians work between 5 and 20 hours per week for CORE. Compensation to CORE's reviewers is not related to any cost savings achieved by CORE's clients.


RISK FACTORS

         The factors listed below represent certain important factors CORE believes could negatively affect its business. These factors are not intended to represent a complete list of the general or specific risks that may affect CORE. Investors should recognize that other risks may be significant, presently or in the future, and the risks set forth below may affect CORE to a greater extent than indicated.

         RELIANCE ON WORKABILITY-REGISTERED TRADEMARK- PROGRAM. Part of CORE's strategy is to focus its growth efforts on, and commit significant management, marketing and other resources to expanding, its managed disability services, and in particular its WorkAbility disability management program. CORE's focus on its managed disability services may not ultimately be profitable.

         CORE's managed disability services depend on its WorkAbility computer software. CORE's ability to continue to derive revenue from the WorkAbility software depends, in part, on maintaining its proprietary and confidential nature. CORE relies on a combination of database size, trade secret, copyright, trademark and contractual protections to establish and protect its proprietary rights to the WorkAbility software. The precautions taken by CORE may not be adequate to prevent misappropriation or re-creation of CORE's database. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have developed products which, to some extent, perform functions similar to those performed by the WorkAbility software.

         DEPENDENCE ON KEY CLIENTS. Contracts with several key clients account for a substantial portion of CORE's revenues. The majority of CORE's contracts with its clients, including those with its major clients, permit cancellation by the client upon 90 days' notice, while certain other of CORE's contracts permit immediate cancellation under certain circumstances. The failure to renew, the exercise of cancellation rights or a significant reduction in the volume of services requested by CORE's clients, could have a material adverse effect on CORE. See "Business-Clients and Marketing."

         RISKS RELATED TO GROWTH STRATEGY. Part of CORE's strategy is to continue its internal growth and, as strategic opportunities arise in the managed disability services market, to pursue relationships with other companies in related lines of business. As a result, CORE is subject to certain growth-related risks, including the risks that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from CORE's efforts to increase its market penetration may have a negative impact on operating results. In addition, suitable opportunities for strategic relationships or acquisitions may not arise or, if they do arise, the transactions contemplated thereby may not be completed. See "Business-Strategy."

         UNCERTAINTY OF FUTURE PROFITABILITY. Although profitable in 1999, 1997 and 1996, CORE recorded net losses of $3,760,000 for 1998. CORE may not be able to maintain profitability on a quarterly or annual basis. Moreover, the level of profitability, if any, cannot be accurately predicted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         EXPOSURE TO PROFESSIONAL LIABILITY. CORE, through its managed care services, makes recommendations regarding benefit plan coverage and work absence periods based upon judgments of the appropriateness of proposed medical treatment plans and length of absence. In certain instances CORE can determine or deny such coverage or absence periods. Consequently, CORE has and may in the future become subject to claims related to adverse medical consequences or for the costs of services denied and claims, such as malpractice, arising from the errors or omissions of health care professionals. A successful claim against CORE could have a material adverse effect on CORE's financial position and results of operations. Furthermore, claims against CORE, regardless of their merit or eventual outcome, may involve substantial defense costs. Procedures implemented by CORE to limit its liability may not be effective and litigation to which CORE is or may become subject may adversely affect its financial position or results of operations. CORE maintains professional liability insurance and such other coverages as CORE believes are reasonable in light of its experience to date. However, such insurance may not be sufficient to protect CORE from liability or may not continue to be available to CORE at reasonable cost or at all.

         GOVERNMENT REGULATION; HEALTH CARE REFORM. The health care industry is subject to extensive federal and state regulation relating to licensure, conduct of operations and prices for services. A number of states, including several of those in which CORE transacts business, have extensive licensing and other regulatory requirements applicable to CORE's business, including utilization review and workers' compensation. These requirements include compliance with federal and state prohibitions on the offer or receipt of payment for patient referral or other items or services. CORE's clients, including insurance companies, are also subject to regulations which indirectly affect CORE. Regulation in the health care field is constantly evolving. CORE can not predict what additional government regulations, if any, may directly or indirectly affect its business. Although CORE believes it is in material compliance with applicable statutes, licensing requirements and regulations in those states in which it is subject to regulation, a revocation of or failure to obtain required licenses and governmental approvals, a failure to comply with applicable statutes or regulations or significant changes in regulations applicable to its clients could adversely affect CORE's business. See "Business-Government Regulation; Health Care Reform."

         In addition to existing government health care regulation, there have been numerous initiatives at the federal and state levels, as well as by private third-party payers, for comprehensive reforms affecting the payment for and availability of health care services. CORE believes that such initiatives will continue during the foreseeable future. CORE can not predict what, if any, reform initiatives may be adopted, or what effect, if any, their adoption may have on CORE.

         RELIANCE ON DATA PROCESSING CAPABILITIES. CORE's business in general, and its WorkAbility disability management program in particular, depends on the ability to continuously store, retrieve, process and manage data. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on CORE's business.

         COMPETITION. The markets in which CORE operates are highly competitive. In addition to other utilization management and disability management companies, CORE competes with insurance companies, third-party administrators and preferred provider organizations. Many of CORE's competitors are larger and have greater financial and other resources than CORE. Competitive factors in CORE's markets may have an adverse effect on CORE. See "Business-Competition."

         DEPENDENCE ON KEY PERSONNEL. CORE's success will depend to a significant extent upon the skills of a number of executive officers and key employees. In addition, CORE's success will depend to an extent on its ability to recruit credentialed physicians for CORE's peer review activities. The future loss of the services of one or more key persons could adversely affect CORE.

         POTENTIAL VOLATILITY OF STOCK PRICE. The market prices for CORE's Common Stock and the securities of certain other companies in the health care industry have historically been significantly volatile. The trading price of the Common Stock could continue to significantly fluctuate due to uncertainties regarding the businesses of CORE, announcements or actions by competitors, developments involving CORE's relationships with key clients, government regulation, fluctuations in quarterly results and other factors. These broad market fluctuations, as well as general economic conditions and the financial performance of CORE, may adversely affect the market price of CORE Common Stock. See "Price Range of Common Stock."


ITEM 2.     PROPERTIES.

         CORE occupies its executive headquarters in Irvine, California pursuant to leases for approximately 20,600 sq. feet, which expire in September 2000 and June 2003. CORE also leases facilities of approximately 18,000 sq. feet in Boston, Massachusetts under a lease that expires in May 2000 (a facility lease was recently entered into effective June 2000 for 25,000 sq. feet at a different site in Boston that expires in September
2010), and approximately 21,000 sq. feet in Burlington, Massachusetts under leases that expire in December 2000 and April 2002. Additionally, CORE leases facilities of approximately 35,500 sq. feet in Los Angeles, California under lease agreements that expire in November 2001 and January 2002 and February 2004; approximately 18,000 sq. feet in Silver Spring, Maryland under a lease that expires in June 2001; approximately 12,000 sq. feet in Novi, Michigan under a lease that expires in August 2001; and approximately 10,400 sq. feet in Portland, Maine under a lease agreement that expires in March 2004.

ITEM 3.     LEGAL PROCEEDINGS.

         On February 10, 2000, an arbitrator issued an Interim Award in which he concluded that CORE and its wholly owned subsidiary TCM Services, Inc. ("TCM") breached an Asset Purchase Agreement dated March 17, 1998 with Transcend Case Management, Inc. and Transcend Services, Inc. (collectively "Transcend"). Transcend had initiated an arbitration proceeding against CORE and TCM with the American Arbitration Association on December 16, 1998 and the dispute was arbitrated over a three-day period beginning on December 13, 1999.

         TCM had acquired the assets related to Transcend's workers' compensation case management services (the "Business") in March 1998. In lieu of a payment at closing, the Asset Purchase Agreement provided for a subsequent earn-out payment in the form of CORE common stock based upon TCM's quarterly revenues in either 1999 or 2000. The Asset Purchase Agreement, however, permitted TCM to discontinue the operation of the Business if the Business was generating certain losses in a particular period, and that if TCM elected to discontinue the Business due to such losses, then TCM had to allow Transcend the option to reacquire the assets of the Business prior to TCM's discontinuation of the Business (the "Option to Reacquire the Assets"). By letter dated October 26, 1998, TCM notified Transcend that its losses exceeded the amount set forth in the Asset Purchase Agreement during the relevant period, and that TCM intended to discontinue the Business. Transcend elected to exercise its Option to Reacquire the Assets of the Business. On December 23, 1998, TCM transferred substantially all of the assets relating to the Business to Transcend.

         In the Interim Award, the arbitrator concluded that TCM had not incurred the requisite losses as of the date of the October 26, 1998 notice and that, despite Transcend's exercise of the Option to Reacquire the Assets, Transcend had been deprived of the benefit of the bargain, i.e., the earn-out payment. The arbitrator ordered CORE and TCM to pay Transcend the earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorneys' fees and costs. The resulting earn-out consideration is to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00). The Interim Award further stated that the parties should attempt to agree on a procedure to return the assets to TCM or other disposition, and to determine the exact number of shares of CORE common stock to be transferred to Transcend. CORE does not expect to seek judicial review of the Interim Award.

         In connection with the Interim Award, CORE recorded a charge of $2,200,000 in 1999. See Current Developments under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2, 5 and 6 under "Notes to Consolidated Financial Statements," contained elsewhere within this report for additional information.

         Generally, the review services provided by CORE are advisory in nature, and final determination as to payment or nonpayment of benefits is not made by CORE. Certain clients, including Bell Atlantic Corporation, have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan. Determinations as to the medical care provided to a patient are always made by the patient or the attending physician and are not made by CORE. However, due to the significant number of claims in the medical malpractice field in general, it is possible that a patient may assert claims against CORE for damages due to adverse medical consequences. New or existing legal theories by which patients or physicians may attempt to assert liability against CORE or other companies engaged in the industry are developing and are expected to continue to develop. Although CORE believes that its procedures result in reasonable and accurate determinations of coverage, there can be no assurance that claims will not be made or that CORE's procedures for limiting liability will be effective. CORE maintains professional liability insurance and such other coverages as CORE believes are reasonable in light of CORE's experience to date. However, there can be no assurance that such insurance will be sufficient to protect CORE from liability which might adversely affect CORE's business, operating results or financial condition or will continue to be available to CORE at reasonable cost or at all.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following is a list of CORE's executive officers:

NAME                          AGE     POSITION
----                          ---     --------
George C. Carpenter IV         41     Chairman of the Board of Directors
                                        and Chief Executive Officer
Craig C. Horton                45     President, Chief Operating Officer and General
                                        Manager, WorkAbility
William E. Nixon               39     Executive Vice President, Chief Financial Officer,
                                        Treasurer and Clerk
Michael Darkoch                56     Senior Vice President, Client Development
R. Gary Dolenga                55     President, SSDC Corp.
Stuart T. Greer                40     General Manager, Peer Review Analysis
James T. Fallon                36     Managing Director, DRMS
Lisa O. Hansen                 37     Managing Director, DRMS
Michael D. Lachance            45     Managing Director, DRMS

         Executive officers of CORE are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

         George C. Carpenter IV was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting, and was elected the Chairman of the Board of Directors and Chief Executive Officer of CORE effective with CORE's March 24, 1995 merger involving Core Management, Inc. (the "CMI/PRA Merger"). Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI") and now wholly-owned subsidiary of CORE, since its formation in 1990. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

         Craig C. Horton was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting and was elected the President and Chief Operating Officer of CORE on March 30, 1995. Mr. Horton was appointed General Manager, WorkAbility in October 1999. Mr. Horton served as the President and a Director of CMI from its formation in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

         William E. Nixon is the Executive Vice President, Chief Financial Officer, Treasurer and Clerk of CORE. Mr. Nixon joined CORE in December 1988 as Controller. In June 1989, Mr. Nixon became Assistant Treasurer; in September 1990, he was elected Vice President, Finance and Administration; in September 1991, he assumed his position as Treasurer. In December 1993, Mr. Nixon was elected Chief Financial Officer of CORE. In December 1994, Mr. Nixon was elected Executive Vice President and in March 1995, he was elected Clerk. Prior to his employment with CORE, from 1985 to 1988, Mr. Nixon served as a Senior Accountant at Gray, Gray and Gray, a public accounting firm.

         Michael Darkoch joined CORE in September 1997 and was elected Senior Vice President, Client Development in December 1997. Mr. Darkoch came to CORE from Caremark International, where he held senior management positions, including Vice President of Corporate Account Management and Vice President of Business Development. His background includes account management process design and sales development. Mr. Darkoch has over 24 years of experience in the health care industry.

         R. Gary Dolenga joined the Company in June 1997 upon acquisition of certain of the assets of Social Security Disability Consultants and Disabilty Services, Inc. (collectively, "SSDC"). SSDC was formed by Mr. Dolenga in 1979. For the 18 years prior to the acquisition of SSDC by CORE, Mr. Dolenga served as the Managing Director and President of SSDC where he was responsible for the administration, professional service and sales of the social security disability benefits advocacy and Medicare coordination of benefits components of SSDC.

         Stuart T. Greer joined CORE as a Manager, Physician Review Services in November 1994. Mr. Greer has over thirteen years experience in medical specialty consultation management and he has held several positions with CORE, including Director, Peer Review Services; Director, Peer Review Analysis; and Managing Director, Peer Review Analysis. Mr. Greer was appointed General Manager, Peer Review Analysis in October 1999.

         James T. Fallon joined CORE with Ms. Hansen and Mr. Lachance in September 1998 upon CORE's acquisition of Disability Reinsurance Management Services, Inc. ("DRMS"). Mr. Fallon was a founder of DRMS and has served as a Managing Director of DRMS since its establishment in 1993. Previously, from 1985 through 1993, Mr. Fallon held various sales and marketing management positions with UNUM Life Insurance Company of America ("UNUM") and UNUM's reinsurance division (later Duncanson & Holt).

         Lisa O. Hansen joined CORE with Mr. Fallon and Mr. Lachance in September 1998 upon CORE's acquisition of DRMS. Ms. Hansen was a founder of DRMS and has served as a Managing Director of DRMS since its establishment in 1993. Ms. Hansen began her insurance career in Paul Revere Life Insurance Company's sales force in 1984, then joined UNUM in 1985 where she held several sales and marketing management positions within UNUM's reinsurance division (later Duncanson & Holt.)

         Michael D. Lachance joined CORE with Mr. Fallon and Ms. Hansen in September 1998 upon CORE's acquisition of DRMS. Mr. Lachance was a founder of DRMS and has served as a Managing Director of DRMS since its establishment in 1993. In 1983, Mr. Lachance joined UNUM where he spent over eleven years in a variety of Individual Disability and Group Reinsurance management positions. Mr. Lachance earned his Fellow Society of Actuaries ("FSA") designation in 1986.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK


         CORE's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq - NNM") under the symbol: "CORE." The following table shows the range of high and low sales prices per share for the shares of Common Stock on the Nasdaq - NNM for the calendar quarters indicated as reported by Nasdaq. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                   1998                     HIGH        LOW
              -------------              ----------      -----------
              First Quarter                $16 3/8          $11 1/4
              Second Quarter                16                7 3/4
              Third Quarter                 10 1/16           3 3/4
              Fourth Quarter                 8 1/2            5 1/2

                   1999                     HIGH        LOW
              -------------              -----------     -----------
              First Quarter                $ 9               $6
              Second Quarter                10                7 3/16
              Third Quarter                  9 9/16           7 1/2
              Fourth Quarter                 9 3/4            5 7/16

         On March 20, 2000, the closing sale price of CORE's Common Stock, as quoted on the Nasdaq - NNM, was $6.375 per share.

         As of March 20, 2000, there were approximately 150 record holders of CORE's Common Stock and CORE believes there are over 1,000 beneficial owners. There are no outstanding shares of CORE's Preferred Stock and, accordingly, no market for said shares.

DIVIDEND POLICY

         CORE has never paid a cash dividend. Inasmuch as CORE intends to retain earnings for the operation and expansion of its business, CORE does not intend to pay dividends on its Common Stock for the foreseeable future. Additionally, CORE's Credit Agreement with Fleet National Bank prohibits the payment of dividends by CORE without Fleet's written consent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources." CORE's Board of Directors will determine future dividend policy in light of the then prevailing financial condition of CORE and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         CORE made no sales of unregistered securities in the fourth quarter of 1999.

ITEM 6.     SELECTED FINANCIAL DATA.

The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this report.


                                                               YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                              1999         1998           1997          1996        1995
                                            --------------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                    $64,130       $45,609        $38,507       $28,806     $20,769
Cost of services                             36,349        27,833         23,330        17,741      12,839
                                            -------       -------        -------       -------     -------
      Gross profit                           27,781        17,776         15,177        11,065       7,930

Operating expenses:
  General and administrative                 12,879         9,487          7,940         6,285       4,787
  Sales and marketing                         4,921         3,649          2,483         1,744       1,499
  Depreciation and amortization               3,677         2,503          1,955         1,338         905
  Provision for doubtful accounts               415           253              -             -           -
  Merger costs                                    -             -              -             -         994
  Write-off of AmHealth acquisition               -             -              -         1,920           -
  Write-off of goodwill and intangibles           -         4,085              -             -           -
  Arbitration costs                           2,200           736              -             -           -
  Charges in connection with disposal of
    subsidiaries                                  -           658              -             -           -
  Other non-recurring charges                     -           156              -             -           -
                                            -------       -------        -------       -------     -------
      Total operating expenses               24,092        21,527         12,378        11,287       8,185
                                            -------       -------        -------       -------     -------
Income (loss) from operations                 3,689        (3,751)         2,799          (222)       (255)

Other income (expense):
  Gain on sale of subsidiary assets, net        332             -              -             -           -
  Interest income                                31           303            590           385         240
  Interest expense                           (1,574)         (505)           (27)          (35)        (83)
  Other income (expense)                          -             -              -            16          19
                                            -------       -------        -------       -------     -------
      Total other income (expense)           (1,211)         (202)           563           366         176
                                            -------       -------        -------       -------     -------
Income (loss) before income taxes             2,478        (3,953)         3,362           144         (79)
  Income tax benefits (provision)              (738)          193           (610)            -           -
                                            -------       -------        -------       -------     -------
Net income (loss)                           $ 1,740       $(3,760)       $ 2,752       $   144     $   (79)
                                            =======       =======        =======       =======     =======
Net income (loss) per common share:
  Basic                                     $  0.22       $ (0.50)       $  0.38       $  0.03     $ (0.02)
                                            =======       =======        =======       =======     =======
  Diluted                                   $  0.21       $ (0.50)       $  0.35       $  0.02     $ (0.02)
                                            =======       =======        =======       =======     =======
Weighted average number of common
  shares and equivalents outstanding:
  Basic                                       7,941         7,489          7,246         5,713       4,755
                                            =======       =======        =======       =======     =======
  Diluted                                     8,416         7,489          7,934         6,473       4,755
                                            =======       =======        =======       =======     =======

                                                               YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                              1999         1998           1997          1996        1995
                                            --------------------------------------------------------------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                   $     -       $ 2,226        $ 7,945       $ 4,282     $ 1,006
Working capital                               6,761         3,466         11,850        15,781       3,152
Total assets                                 51,600        48,732         32,815        27,844      11,869
Long-term debt and capital lease obligations 14,618        13,874            190           344         817
Stockholders' equity                         31,339        26,827         27,659        24,456       7,648

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CURRENT DEVELOPMENTS


SALE OF INTEGRATED BEHAVIORAL HEALTH

         On June 21, 1999, CORE sold the assets of one of its operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party for $50,000 in cash and a $463,000 promissory note. A net gain of $332,000 was realized from the sale of the assets. IBH provided mental health case management services.


ARBITRATION COSTS

         On February 10, 2000, an arbitrator issued an Interim Award in which he concluded that CORE and its wholly-owned subsidiary, TCM Services, Inc. ("TCM") breached an Asset Purchase Agreement dated March 17, 1998 with Transcend Services, Inc. and Transcend Case Management, Inc. (collectively "Transcend"). See "Legal Proceedings," above.

         CORE recorded a charge of $2,200,000 in 1999 for estimated costs in connection with the Interim Award. The major components of the charge includes $1,741,000 in CORE common stock issuable for the earn-out payment, $386,000 for legal fees and reimbursements and $73,000 in other associated costs.


RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------
                                              1999       1998       1997
                                            ------------------------------
Revenue                                       100.0%     100.0%     100.0%
Cost of services                               56.7       61.0       60.6
Gross profit                                   43.3       39.0       39.4
General and administrative expense             20.1       20.8       20.6
Sales and marketing expense                     7.7        8.0        6.4

         The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                             1999                 1998                 1997
                                       AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT
                                       ----------------------------------------------------------
                                                        (Dollars in thousands)
Integrated Disability Management       $47,582      74%     $26,959      59%     $18,514      48%
Peer Review Analysis                     9,144      14%       8,004      17%       8,415      22%
Exiting/exited services                  1,008       2%       3,558       8%       3,049       8%
Other service lines                      6,396      10%       7,088      16%       8,529      22%
                                       -------     ----     -------     ----     -------     ----
                                       $64,130     100%     $45,609     100%     $38,507     100%
                                       =======     ====     =======     ====     =======     ====

YEARS ENDED DECEMBER 31, 1999 AND 1998

         CORE's revenues increased 41% during 1999, as compared to 1998. Growth in Integrated Disability Management contributed $20,623,000 (111%) of the overall net increase in revenues. CORE's WorkAbility Absence Management program contributed 63% of the revenue increase in Integrated Disability Management due to the addition of new clients over the course of 1998 and 1999 and the expansion of services to existing clients. During 1999, revenues for this service line include a full year of revenues from Disability Reinsurance Management Services, Inc. ("DRMS") which was acquired by CORE in September 1998. As a result, revenues from DRMS contributed 32% of the increase in Integrated Disability Management revenues during 1999.

         The 14% increase in revenues from Peer Review Analysis in 1999, as compared to 1998, is primarily due to an increase in the volume of referrals for specialty physician review services. This increase in volume resulted from the addition of new clients and the expansion of services to existing clients.

         Revenues from services that CORE exited decreased by 72% in 1999, as compared to 1998. During 1998, these service lines consisted of regional workers' compensation case management services of both Cost Review Services, Inc. ("CRS") and TCM, regional bill audit activities of CRS, and the behavioral health programs of IBH. The CRS operations, which contributed $548,000 to our revenues during 1998 was closed as of October 31, 1998. The operations of TCM, which was acquired on March 17, 1998 and contributed $1,287,000 of the revenues during 1998, was exited in December 1998. In 1999, IBH contributed all of the revenue in our exiting/exited services, amounting to $1,008,000, a decrease of $715,000 as compared to revenue of $1,723,000 from IBH in 1998. As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited services line ceased.

         Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased 10% overall for 1999, as compared to 1998. This decrease was primarily attributable to the utilization review program stemming from a decline in enrollment in our clients' indemnity plan based group health business. However, the overall decline was partially offset by an increase in revenues from CORE's Medicare coordination of benefits services.

         For 1999, CORE's top five clients represented 43% of revenues compared to 45% during 1998. Bell Atlantic accounted for approximately 19% of revenues in 1999 and 21% of revenues for 1998. No other single client represented more than 10% of total revenues in 1999 or 1998.

         Cost of services for CORE include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased 31% in 1999, as compared to 1998. The increase is primarily the result of increased staffing levels required to service new and growing WorkAbility Absence Management program clients in addition to the added cost of services associated with a full year of operations from DRMS.

         Gross profit performance for each of CORE's principal lines of service for the years ended 1999 and 1998, respectively, are: 44% and 41% for Integrated Disability Management, 38% and 36% for Peer Review Analysis, 23% and 16% for exiting/exited services and 49% and 47% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced by the growth in CORE's WorkAbility Absence Management program which provided for greater efficiencies in providing services to a larger client base. The addition of disability reinsurance management services now provided by CORE pursuant to the DRMS acquisition also increased the gross profit performance within Integrated Disability Management during 1999, as compared to the prior year. The slight increase in gross margin realized under Peer Review Analysis is due to efficiencies realized in servicing an expanded client base. The increase in gross margins realized under other service lines is primarily due to an increased share of revenue generated from the Medicare coordination of benefits program.

         General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. Higher personnel and other costs associated with supporting CORE's expanded growth in operations primarily contributed to the increase in general and administrative expenses of 36% in 1999, as compared to 1998. During 1999, CORE added a new facility in Los Angeles in order to meet the service needs of a significant new client. CORE has also incurred additional costs associated with the maintenance of our computer network hardware and software as capacity has been expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased to 20% in 1999 from 21% in 1998. This improvement is generally due to greater economies of scale related to higher revenues.

         Sales and marketing expenses include, but are not limited to, salaries for sales and account management personnel and travel expenses. Sales and marketing expenses also include costs designed to increase exposure, such as participation in and attendance at industry trade shows and conferences. Sales and marketing expenses increased 35% in 1999, as compared to 1998. The increase is primarily due to expanded staffing to support the sales and product development departments.

         Depreciation and amortization expenses increased 47% during 1999, as compared to the prior year, due mainly to the increased amortization of goodwill and intangibles acquired in the purchase of DRMS in September 1998. Increased depreciation expense also resulted following the addition of new equipment during 1999, which was necessary to accommodate the growth in revenues from new and existing clients. Amortization of internally developed software and related equipment also increased due to CORE's continuing investment in web-based technologies and enhancements to our operating systems.

         A provision for doubtful accounts in the amount of $415,000 was recorded in 1999 as compared to $253,000 in 1998. The 1999 provision primarily relates to the termination of an uncompleted project within the onsite job profiling analysis and workplace risk management service's unit.

         As discussed under Current Developments, above, CORE recorded a charge of $2,200,000 in 1999 for estimated costs in connection with an arbitration award. The major components of the charge includes $1,741,000 of CORE common stock issuable for the earn-out payment, $386,000 for legal fees and reimbursements and $73,000 in other associated costs.

         Other income and expense, net, consists primarily of interest expense as offset by interest income. In 1999, total other expense also included a gain of $332,000 recognized on the June 21, 1999 sale of IBH assets, net of transaction costs. Interest expense represents amounts incurred related to outstanding borrowings under CORE's August 1998 Credit Agreement, as amended, with Fleet National Bank. Interest income represents amounts earned by CORE's investments. The 90% decrease in interest income and the 212% concurrent rise in interest expense are primarily due to a decrease in funds available for investment and an increase in outstanding borrowings following the acquisition of DRMS.



YEARS ENDED DECEMBER 31, 1998 AND 1997

         CORE's revenues increased 18% during 1998, as compared to 1997. Growth in Integrated Disability Management contributed 119% of the overall net increase in revenues. Revenues for this service line include revenues from DRMS acquired in September 1998 and a full year of operations from SSDC and PWS, which were acquired in June and July 1997, respectively. CORE's WorkAbility Absence Management program contributed 52% of the revenue increase in Integrated Disability Management during 1998 due to the addition of new clients and the expansion of services to existing clients during the latter half of 1997 and throughout 1998. Revenues from DRMS contributed 36% of the increase in Integrated Disability Management revenues during 1998.

         A decrease in the volume of referrals in the behavioral health review services program resulted in an overall reduction of 5% in revenues realized from the Peer Review Analysis service line in 1998, as compared to 1997.

         Revenues from services that CORE exited in 1998 or expected to exit in 1999 increased overall by 17% during 1998, as compared to the prior year. The net increase in these services during 1998 related principally to the acquisition of TCM in March 1998. TCM operations were exited in December 1998 due to poor net operating performance. The CRS operations were closed as of October 31, 1998 due to the loss of a significant portion of its customer base.

         Revenues from other service lines declined 17% overall for 1998, as compared to 1997. This decrease was primarily attributable to the utilization review program stemming from a decline in enrollment in our clients' indemnity plan based group health business.

         For 1998, CORE's top five clients represented 45% of revenues compared to 43% during 1997. Bell Atlantic accounted for approximately 21% of revenue in 1998 and 23% of revenues for 1997. No other single client represented more than 10% of total revenues in 1998 or 1997.

         The 19% increase in cost of services during 1998, as compared to the prior year, is primarily the result of additional payroll costs associated with business acquisitions completed in 1998 and the summer of 1997 in addition to increased staffing levels required to service new and growing WorkAbility clients. Additionally, increased amortization expense was incurred as software enhancements to the Company's operating systems were placed into service.

         CORE's gross profit performance for 1998 remained unchanged compared to 1997 at 39%. Gross profit performance for each of CORE's principal lines of service for the years ended 1998 and 1997, respectively, are: 41% and 35% for Integrated Disability Management, 36% and 39% for Peer Review Analysis, 16% and 27% for exiting/exited services and 47% and 52% for other service lines. The increase in gross margins realized under Integrated Disability Management is primarily due to the addition of disability reinsurance management services now provided by CORE pursuant to the acquisition of DRMS. The decline in gross margins realized under Peer Review Analysis is due mostly to the decrease in revenues generated under the behavioral health program and an increase in expenses (mostly payroll) added in advance of expected program revenues with certain new Peer Review Analysis clients. The decline in gross margins realized under other service lines is primarily due to a decrease in revenues generated from the utilization review and Medicare coordination of benefits programs.

         General and administrative expenses increased 19% in 1998, as compared to 1997, due primarily to higher costs associated with additional staffing in the information services areas to support the growth of operations. Higher costs in rent, insurance costs, equipment rental and other general and administrative expenses relate primarily to CORE's acquisitions during the summer of 1997 and March and September of 1998. CORE also incurred additional costs associated with the maintenance of its computer network hardware and software as capacity was expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, remained unchanged in 1998, compared to 1997, at 21%.

         Sales and marketing expenses increased 47% in 1998, as compared to 1997, due primarily to CORE's acquisitions during the summer of 1997 and March and September of 1998. The balance of the increase is primarily due to expanded staffing to support the sales and product development departments.

         Depreciation and amortization expense increased 28% in 1998, as compared to 1997. The increase is mainly attributable to increased amortization on the goodwill and intangibles acquired in the purchases of DRMS in September 1998 and of SSDC and PWS in June and July 1997, respectively.

         During 1998, CORE recorded write-offs of goodwill and intangibles totaling $4,085,000 pursuant to its review of long-lived assets. During June 1998, CRS was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with CRS's operating losses indicated that the net book value of the goodwill and intangibles related to the CRS operations, amounting to $1,935,000, was not recoverable and thus, written-off effective as of June 30, 1998. CORE also determined that an impairment loss existed related to certain identifiable intangibles acquired from SSDC in June 1997. The impairment loss primarily resulted from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, intangibles in the amount of $2,150,000 were written off as of June 30, 1998.

         On June 2, 1998, CORE entered into a settlement agreement with the former shareholders of CRS. The settlement agreement related to an arbitration dispute and included the immediate payment by CORE of $425,000 and CORE's issuance of promissory notes in the amount of $190,000 payable in 1999. In addition, CORE incurred approximately $121,000 in other costs related to the arbitration (primarily legal and travel expenses).

         During 1998, CORE recorded $658,000 in charges relating to its termination of operations at two subsidiaries. Effective October 31, 1998, CORE discontinued the operations of CRS. In connection with this action, CORE recorded estimated charges totaling $417,000. On December 23, 1998, substantially all the assets and certain liabilities relating to TCM were reacquired by the original seller pursuant to terms set forth in the Asset Purchase Agreement dated March 17, 1998. CORE recorded charges of $241,000 in connection with this transfer.

         During 1998, CORE recorded other non-recurring charges totaling $156,000. These costs primarily consisted of costs related to the CORE's relocation of its accounting department from Boston, Massachusetts to its corporate offices in Irvine, California.

         Other income and expense, net, consists primarily of interest expense as offset by interest income. Interest expense represents amounts incurred related to outstanding borrowings under the CORE's August 1998 Credit Agreement with Fleet National Bank. Interest income represents amounts earned by the CORE's investments. Other income and expense, net, decreased $765,000 to a net other expense of $202,000 in 1998 from a net other income of $563,000 in 1997. The decrease in 1998 versus 1997 is due to a decrease in funds available for investment and an increase in borrowings outstanding used to complete the acquisition of DRMS in September 1998.

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

         At December 31, 1999 and 1998, CORE had outstanding borrowings of $14,300,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate (8.50% at December 31, 1999) plus the applicable margin. The Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at December 31, 1999.

         CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the Credit Agreement.

         In connection with the Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant was exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Credit Agreement, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the April 1999 execution of the Third Amendment and expires June 30, 2004.

         During 1999, CORE used all of its available cash to reduce the levels of outstanding borrowings under the Credit Agreement which accounted for the significant reduction to cash and cash equivalents compared to the prior year. For the year ended 1999, operating activities provided $3,151,000 of cash. This increase in cash was greater than the net income reported for the period of $1,740,000 due primarily to the net effect of certain non-cash activities including depreciation and amortization and charges in connection with the TCM arbitration, as offset by increases in accounts and unbilled receivables. The increase in receivables was primarily attributable to the contractual timing of certain client billings. CORE's investing activities used $3,151,000 of cash mostly to fund additions to property and equipment (including software development) during 1999. CORE's financing activities used $2,227,000 of cash during this period, mainly to repay outstanding borrowings on the credit facility. CORE expects to continue using all of its available cash to repay outstanding borrowings during future periods.

         CORE leases its facilities and certain computer and office equipment. Future lease commitments (including certain facility leases executed in March
2000), which relate substantially to space rental, for the years ended December 31, 2000 and December 31, 2001 are approximately $3.2 million and $2.8 million, respectively.

         CORE has net operating loss carryforwards for federal and state income tax purposes of approximately $2.0 million and $9.9 million, respectively, as of December 31, 1999, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

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


IMPACT OF YEAR 2000 SYSTEM COMPLIANCE

         In reports for prior periods, CORE discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, CORE completed its remediation and testing of systems. As a result of those planning and implementation efforts, CORE experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

         CORE is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. CORE will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         CORE entered into a revolving line of credit agreement with Fleet National Bank ("Fleet") on August 31, 1998 (the "Credit Agreement"). The Credit Agreement was entered into for purposes other than trading. The outstanding borrowings under the Credit Agreement bear interest at variable rates, which reset as prevailing market conditions change. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure.

         See "Notes to Consolidated Financial Statements," Notes 1 and 7 contained elsewhere within this report for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2000 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

         Certain information as it pertains to executive officers, is included at the end of Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

         Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2000 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2000 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2000 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

         3.       Exhibits.

Exhibit
Number    Description
-------   -----------

2.1 Asset Purchase Agreement dated June 14, 1997, by and among CORE, INC., SSDC Corp., Social Security Disability Consultants Limited Partnership, Disability Services, Inc., DSI Medicare Consultants, Inc., R. Gary Dolenga and Phylis M. Dolenga, including Amendment No. 1 to Asset Purchase Agreement, dated June 25, 1997, and Exhibit A - Performance Criteria (excluding other Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

2.2 Asset Purchase Agreement dated March 17, 1998, by and among CORE, INC., TCM Services, Inc., Transcend Case Management, Inc. and Transcend Services, Inc. (excluding Exhibits and Schedules). Filed as exhibit 2.4 to Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

2.3 Capital Stock Purchase Agreement, dated as of August 31, 1998, by and among CORE, INC., Disability Reinsurance Management Services, Inc., and the Stockholders of Disability Reinsurance Management Services, Inc., including Exhibit A-1 (excluding other Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

2.4 Asset Purchase Agreement, dated as of June 21, 1999, by and amongst Integrated Behavioral Health, Tom H. Yankoff and TD Ventures, Inc. (excluding Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q, filed August 13, 1999, and incorporated herein by reference.

3.1 Restated Articles of Organization of the Registrant, dated November 22, 1991, as further amended by Articles of Amendment, dated March 24, 1995, July 28, 1995 and October 28, 1996. Filed as exhibit no. 4.1 to Registrant's Quarterly Report on Form 10-Q, filed November 13, 1996, and incorporated herein by reference.

3.2 Certificate of Vote of Directors Establishing a Series of a Class of Stock of CORE, INC. classifying and designating the Series A Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed October 21,1999, and incorporated herein by reference.

3.3* Articles of Merger of Parent and Subsidiary Corporations concerning the merger of CORE Management, Inc. into CORE, INC.

3.4 By-Laws of the Registrant, as amended. Filed as exhibit no. 3.2 to Registrant's Annual Report on Form 10-K, filed March 30, 1993, and incorporated herein by reference.

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

4.3 Warrant Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank (excluding

         Exhibits). Filed as exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q, filed May 13, 1999, and incorporated herein by reference.

4.4 Shareholder Rights Agreement, dated as of October 21, 1999, between Registrant and State Street Bank and Trust Company, as Rights Agent, including Form of Rights Certificate as Exhibit B. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed October 21, 1999, and incorporated herein by reference.

4.5* Form of first Amendment to Shareholder Rights Agreement between Registrant and State Street Bank and Trust Company.

10.1 Amendment No. 1 to Software License Agreement, dated December 23, 1987, between Chrysler and HDI. Filed as exhibit no. 10.60 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.2 Services Agreement, dated as of August 1, 1996, between CORE, INC. and Bell Atlantic Corporation (without Schedules and Appendices). Filed as exhibit 10.1 to registrant's Quarterly Report on Form 10-Q, filed August 13, 1997, and incorporated herein by reference.

10.3 Credit Agreement, dated as of August 31, 1998, between CORE, INC. and Fleet National Bank, including Exhibit A (excluding Schedules and other Exhibits). Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.4 First Amendment to the Credit Agreement, dated as of December 31, 1998, between CORE, INC. and Fleet National Bank. Filed as exhibit 10.5 to Registrant's Annual Report on 10-K, filed April 1, 1999, and incorporated herein by reference.

10.5 Second Amendment to the Credit Agreement, dated as of February 19, 1999, between CORE, INC. and Fleet National Bank. Filed as exhibit 10.6 to Registrant's Annual Report on 10-K, filed April 1, 1999, and incorporated herein by reference.

10.6 Third Amendment to Credit Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank (excluding Exhibits and Schedules). Filed as exhibit 10.1 to Registrant's Quarterly Report on 10-Q, filed May 13, 1999, and incorporated herein by reference.

10.7 Registration Rights Agreement, dated as of April 27, 1999, between CORE, INC. and Fleet National Bank. Filed as exhibit 10.2 to Registrant's Quarterly Report on 10-Q, filed May 13, 1999, and incorporated herein by reference.

10.8 Registrant's Amended and Restated 1991 Stock Option Plan. Filed as exhibit no. 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15261), filed October 31, 1996, and incorporated herein by reference.

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

10.17    Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no.
         10.65 to CORE's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.18 Forms of Stock Option Agreement under Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no. 10.66 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.19 Form of Non-Employee Director Stock Option Agreement of Core Management, Inc. Filed as exhibit no. 10.67 to CORE's Registration Statement on Form S-4 (Registration No. 33-73906), filed January 10, 1994, and incorporated herein by reference.

10.20 Registration Rights Agreement, dated March 17, 1998, between CORE, INC. and Transcend Services, Inc. Filed as exhibit 10.22 to Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

10.21 Registration Rights Agreement, dated as of August 31, 1998, between CORE, INC. and James T. Fallon, Lisa O. Hansen, Michael D. Lachance, David C. Mitchell and David K. Rich. Filed as exhibit 10.2 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

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

10.24 CORE, INC. 1997 Stock Option Plan, including forms of stock option agreements. Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1997, and incorporated herein by reference.

10.25 Employment Agreement, dated June 25, 1997, by and between SSDC Corp. and R. Gary Dolenga. Filed as exhibit 99.2 to Registrant's Current Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.26 Employment Agreement by and between Disability Reinsurance Management Services, Inc. and James T. Fallon (excluding Attachments). Filed as exhibit 10.4 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.27 Employment Agreement by and between Disability Reinsurance Management Services, Inc. and Lisa O. Hansen (excluding Attachments). Filed as exhibit 10.5 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.28 Employment Agreement by and between Disability Reinsurance Management Services, Inc. and Michael D. Lachance (excluding Attachments). Filed as exhibit 10.6 to Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.29 Employment Agreements executed on July 15, 1999 by and between CORE, INC. and executives George C. Carpenter IV, Craig C. Horton, William E. Nixon and Nancy S. Moore, respectively. The form of Employment Agreement filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed November 12, 1999, and incorporated herein by reference.

10.30 401(k) Plan. Filed as exhibit no. 10.34 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

10.31 Form of Indemnification Agreement. Filed as exhibit no. 10.35 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43418), filed October 18, 1991, and incorporated herein by reference.

21.1*    Subsidiaries of the Registrant.

23.1*    Consent of Independent Auditors.

27.1*    Financial Data Schedule for year ended December 31, 1999.

------------------------------------
*   Filed herewith

          (b) Reports on Form 8-K.

          On October 21, 1999, CORE filed a report on Form 8-K concerning the adoption of a Shareholders Rights Agreement effective October 21, 1999.

                                   CORE, INC.

                          INDEX TO FINANCIAL STATEMENTS

CORE, INC. AUDITED FINANCIAL STATEMENTS
Report of Independent Auditors                                                                                  F-2

Consolidated Balance Sheets - December 31, 1999 and 1998                                                        F-3

Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997                            F-5

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997                  F-6

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997                            F-7

Notes to Consolidated Financial Statements                                                                      F-9

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

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
CORE, INC.


We have audited the accompanying consolidated balance sheets of CORE, INC. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of CORE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CORE, INC. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ ERNST & YOUNG LLP


Orange County, California
February 18, 2000

                                        CORE, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                ------------------------------------
                                                                    1999                    1998
                                                                ------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $          -         $  2,226,020
 Accounts receivable, net of allowance for doubtful accounts
  of $476,444 in 1999 and $405,013 in 1998                          8,669,329            8,280,630
 Unbilled receivables                                               2,628,030              465,167
 Notes receivable from officers                                        69,662               90,462
 Prepaid expenses                                                     802,990              284,525
 Other current assets                                                 182,584               99,918
                                                                --------------       --------------
Total current assets                                               12,352,595           11,446,722


Unbilled receivables, net of current portion                        2,577,723              930,333
Property and equipment, net                                         8,918,285            7,931,150
Other assets, net                                                   1,787,226            1,315,037
Goodwill and intangibles, net of accumulated amortization
  of $2,308,023 in 1999 and $863,077 in 1998                       25,963,841           27,108,298
                                                                --------------       --------------
Total assets                                                     $ 51,599,670         $ 48,731,540
                                                                ==============       ==============

                                        CORE, INC.
                           CONSOLIDATED BALANCE SHEETS-CONTINUED

                                                                           DECEMBER 31,
                                                                ------------------------------------
                                                                     1999                 1998
                                                                ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $    875,795         $  1,363,785
 Accrued expenses                                                   1,982,831            1,859,117
 Accrued payroll                                                    1,073,642              807,124
 Income taxes payable                                                 658,845              217,816
 Accrued vacation                                                     851,183              717,500
 Advances under revolving credit agreement                                  -            2,750,000
 Notes payable                                                         77,674              259,510
 Capital lease obligations                                             71,981                6,015
                                                                --------------       --------------
Total current liabilities                                           5,591,951            7,980,867


Advances under revolving credit agreement, net of current
  portion                                                          14,300,000           13,750,000
Notes payable, net of current portion                                  41,528              123,633
Deferred rent, net of current portion                                  50,234               50,410
Capital lease obligations, net of current portion                     276,878                    -

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares;
  no shares outstanding                                                     -                    -
Common stock, $0.10 par value per share; authorized
  30,000,000 shares; issued and outstanding 8,114,288
  in 1999 and 7,824,512 in 1998                                       811,429              782,451
Additional paid-in capital                                         40,515,660           37,778,640
Deferred compensation                                                       -               (6,697)
Accumulated deficit                                                (9,988,010)         (11,727,764)
                                                                --------------       --------------
Total stockholders' equity                                         31,339,079           26,826,630

                                                                --------------       --------------
Total liabilities and stockholders' equity                       $ 51,599,670         $ 48,731,540
                                                                ==============       ==============




See accompanying notes.

                                        CORE, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                                1999          1998          1997
                                                        ------------------------------------------------
Revenues                                                 $   64,130,000   $  45,609,284   $  38,506,563
Cost of services                                             36,349,243      27,832,974      23,330,004
                                                        ---------------- --------------- ---------------
Gross profit                                                 27,780,757      17,776,310      15,176,559

Operating expenses:
  General and administrative                                 12,878,813       9,486,540       7,940,005
  Sales and marketing                                         4,921,112       3,648,707       2,482,561
  Depreciation and amortization                               3,676,963       2,503,402       1,954,810
  Provision for doubtful accounts                               415,000         253,380               -
  Write-off of goodwill and intangibles                               -       4,085,449               -
  Arbitration costs                                           2,200,000         736,009               -
  Charges in connection with disposal of subsidiaries                 -         657,670               -
  Other non-recurring charges                                         -         156,116               -
                                                        ---------------- --------------- ---------------
    Total operating expenses                                 24,091,888      21,527,273      12,377,376
                                                        ---------------- --------------- ---------------

Income (loss) from operations                                 3,688,869      (3,750,963)      2,799,183

Other income (expense):
  Gain on sale of subsidiary assets, net                        331,567               -               -
  Interest income                                                31,030         302,784         589,853
  Interest expense                                           (1,573,392)       (504,746)        (27,315)
                                                        ---------------- --------------- ---------------
    Total other income (expense)                             (1,210,795)       (201,962)        562,538
                                                        ---------------- --------------- ---------------

Income (loss) before income taxes                             2,478,074      (3,952,925)      3,361,721
  Income tax benefit (provision)                               (738,320)        193,000        (610,000)
                                                        ---------------- --------------- ---------------

Net income (loss)                                        $    1,739,754   $  (3,759,925)  $   2,751,721
                                                        ================ =============== ===============

Net income (loss) per common share:
  Basic                                                  $         0.22   $     (0.50)    $        0.38
                                                        ================ =============== ===============
  Diluted                                                $         0.21   $     (0.50)    $        0.35
                                                        ================ =============== ===============

Weighted average shares:
  Basic                                                       7,941,000     7,489,000         7,246,000
                                                        ================ =============== ===============
  Diluted                                                     8,416,000     7,489,000         7,934,000
                                                        ================ =============== ===============

See accompanying notes.

                                        CORE, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED                   TOTAL
                                                 ADDITIONAL                      OTHER                      STOCK-
                               COMMON STOCK        PAID-IN      DEFERRED     COMPREHENSIVE  ACCUMULATED     HOLDERS'   COMPREHENSIVE
                             SHARES     AMOUNT     CAPITAL    COMPENSATION      INCOME        DEFICIT       EQUITY        INCOME
                            ---------  --------  -----------  ------------   -------------  ------------  -----------  -------------
BALANCE AT
  DECEMBER 31, 1996         7,172,711  $717,271  $34,465,146    $(38,640)       $ 31,983    $(10,719,560) $24,456,200
Exercise of stock options     130,368    13,037      462,986           -               -               -      476,023
Amortization of deferred
  compensation costs                -         -            -       6,695               -               -        6,695
Reduction of deferred
  compensation costs due
  to extinguishment of
  unvested options                  -         -      (18,553)     18,553               -               -            -
Change in unrealized gain
  (loss) on investments
  available-for-sale                -         -            -           -         (31,983)              -      (31,983)  $   (31,983)
Net income                          -         -            -           -               -       2,751,721    2,751,721     2,751,721
                            ---------  --------  -----------  -------------  -------------  ------------  -----------  -------------
BALANCE AT
  DECEMBER 31, 1997         7,303,079   730,308   34,909,579        (13,392)             -    (7,967,839)  27,658,656   $ 2,719,738
                                                                                                                       ============
Exercise of stock options      41,433     4,143      173,661              -              -             -      177,804
Amortization of deferred
  compensation costs                -         -            -          6,695              -             -        6,695
Compensation recognized
  under stock option plan           -         -       13,400              -              -             -       13,400
Issuance of common stock
  pursuant to acquisition
  of Disability
  Reinsurance Management
  Services, Inc.              480,000    48,000    2,682,000              -              -             -    2,730,000
Net loss                            -         -            -              -              -    (3,759,925)  (3,759,925)  $(3,759,925)
                            ---------  --------  -----------  -------------  -------------  ------------  -----------  -------------
BALANCE AT
  DECEMBER 31, 1998         7,824,512   782,451   37,778,640         (6,697)             -   (11,727,764)  26,826,630   $(3,759,925)
                                                                                                                       ============
Exercise of stock options    355,776     35,578    1,343,568              -              -             -    1,379,146
Cancellation of shares in
  connection with the
  exercise of stock
  options financed through
  stock for stock
  exchanges                  (66,000)   (6,600)     (602,468)             -              -             -     (609,068)
Issuance of warrants in
  connection with credit
  agreement                        -         -       255,000              -              -             -      255,000
Amortization of deferred
  compensation costs               -         -             -          6,697              -             -        6,697
Common stock to be issued
  in connection with
  arbitration                      -         -     1,740,920              -              -             -    1,740,920
Net income                         -         -             -              -              -     1,739,754    1,739,754   $ 1,739,754
                            ---------  --------  -----------  -------------  -------------  ------------  -----------  -------------
BALANCE AT
  DECEMBER 31, 1999         8,114,288  $811,429  $40,515,660  $           -  $           -  $ (9,988,010) $31,339,079  $ 1,739,754
                            =========  ========  ===========  =============  =============  ============  ===========  =============

See accompanying notes.

                                     CORE, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                             1999           1998           1997
                                                                         -------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                         $ 1,739,754   $ (3,759,925)   $ 2,751,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                            2,590,721      2,195,378      1,651,110
    Amortization                                                            1,855,723      1,124,603        931,206
    Write-off of goodwill and intangibles                                           -      4,085,449              -
    Gain on sale of subsidiary assets                                        (331,567)             -              -
    Disposal of subsidiaries, net of cash payments and other charges                -        520,421              -
    Provision for doubtful accounts receivable                                415,000        253,380              -
    Arbitration costs, net of cash payments                                 2,200,000        239,605              -
    Amortization of origination and other fees pursuant to credit
      agreement                                                               154,780         11,640              -
    Compensation expense related to issuance of stock options                   6,697         20,095          6,695
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                        (853,699)    (1,258,378)    (1,927,299)
      Increase in unbilled receivables                                     (3,810,253)    (1,395,500)             -
      Increase in prepaid expenses and other assets                          (702,038)      (688,900)       (70,870)
      Increase (decrease) in accounts payable and accrued expenses           (113,709)       136,283        585,849
                                                                         -------------  -------------  -------------
Net cash provided by operating activities                                   3,151,409      1,484,151      3,928,412
                                                                         -------------  -------------  -------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (3,215,901)    (3,504,240)    (1,828,321)
    Net additions to intangible assets                                       (100,489)             -       (391,307)
    Decrease in cash pledged as collateral                                          -              -        192,000
    Decrease in deposits and other assets                                      47,808         64,081         42,162
    Proceeds from initial deposit and reductions in note receivable
      pursuant to sale of subsidiary assets                                   117,816              -              -
    Payments for acquisitions, net of cash acquired                                 -    (20,366,271)    (5,434,612)
    Payments on non-compete obligations to former shareholders                      -              -        (50,000)
    Purchases of investments available-for-sale                                     -    (16,579,100)   (44,647,453)
    Sales of investments available-for-sale                                         -     17,767,137     51,862,964
                                                                         -------------  -------------  -------------
Net cash used in investing activities                                      (3,150,766)   (22,618,393)      (254,567)
                                                                         -------------  -------------  -------------

FINANCING ACTIVITIES:
    Borrowings under credit agreement                                      11,100,000     17,228,500              -
    Repayments under credit agreement                                     (13,300,000)      (500,000)             -
    Payments for origination and other fees pursuant to credit
      agreement                                                              (472,276)      (228,500)             -
    Payments on obligation from acquisition                                         -     (1,125,000)      (375,000)
    Payments on obligations to former shareholders                                  -        (50,000)             -
    Payments on notes payable                                                (263,941)       (56,806)       (64,840)
    Payments on capital lease obligations                                     (60,524)       (30,331)       (47,427)
    Issuance of common stock upon exercise of stock options                   770,078        177,804        476,023
                                                                         -------------  -------------  -------------
Net cash provided by (used in) financing activities                        (2,226,663)    15,415,667        (11,244)
                                                                         -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                       (2,226,020)    (5,718,575)     3,662,601

Cash and cash equivalents at beginning of year                              2,226,020      7,944,595      4,281,994
                                                                         -------------  -------------  -------------
Cash and cash equivalents at end of year                                  $         -    $ 2,226,020    $ 7,944,595
                                                                         =============  =============  =============

                                  CORE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   Year ended December 31,
                                                                        --------------------------------------------
                                                                            1999             1998            1997
                                                                        --------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                       $ 1,413,178      $   500,612     $    23,492
    Income taxes paid                                                   $   425,301      $   164,500     $   221,393

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Increase in property and equipment in connection with
       capital lease obligations                                        $   403,368                -               -
    Issuance of warrants in connection with Credit Agreement            $   255,000                -               -
    Increase in intangibles pursuant to licensing agreement             $   200,000                -               -
    Issuance of common stock in connection with acquisition                       -      $ 2,730,000               -
    Increase in accrued expenses in connection with acquisition                   -      $   618,286               -
    Net decrease in intangibles pursuant to licensing agreement                   -      $   200,000               -

See accompanying notes.

                                   CORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PURPOSE
CORE, INC. ("CORE") is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consist of CORE's proprietary WorkAbility Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and behavioral health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of CORE and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

RISKS AND UNCERTAINTIES
CORE provides its services to companies throughout the United States in various industries, including, but not limited to the healthcare and insurance industries. Management does not believe significant credit risk exists at December 31, 1999 as a result of the large and diverse nature of CORE's customer base. CORE performs periodic credit evaluations of its ongoing customers and generally does not require collateral. CORE maintains allowances for potential credit losses, and these losses have consistently been within management's expectations.

SIGNIFICANT ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments primarily consist of cash and cash equivalents, receivables, payables and borrowings. CORE believes the recorded values of all financial instruments approximate current values. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure. The cost of the interest rate protection arrangement is being amortized to interest expense ratably over the life of the arrangement. Payments to be received as a result of the arrangement will be accrued, if applicable, as a reduction of interest expense. The net amortized cost of the arrangement is included in other assets in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

PRE-CONTRACT COSTS
Pre-contract costs incurred for a specific contract are deferred if the costs can be directly associated with the contract and the recoverability from the gross profits on the revenue generated by the contract is probable. The anticipated gross profit must be sufficient to absorb deferred pre-contract costs as well as future period costs. Pre-contract costs are amortized on a straight-line basis over the contract period, generally not longer than three years.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


REVENUE RECOGNITION
CORE engages principally in capitated (fixed rate per employee per month), hourly, per case basis or management fee based contracts. Management fee based contracts represent a percentage of the premiums on disability policies of the Disability Alliance for Reinsurance Treaties ("DART") pool that are managed by CORE.

Revenue on contracts is recognized using either the percentage-of-completion method or as services are performed based on contracted rates. The percentage of completion method measures revenue principally by comparing the cost of services performed to date with the total estimated cost of services required through completion applied to the entire estimated contract value.

Unbilled receivables and revenues are recorded as costs are incurred on certain contracts. Billings for these amounts are included as part of the base service rates and collected over the life of the contracts. Costs to complete estimates are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which they are first determinable.

Profit commissions, representing a percentage of the overall profits on the pooled policies under management are recognized as the annual operating results of the DART become determinable. Licensing fees are primarily based on use by the customer and are recognized as revenue when earned.

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

SOFTWARE DEVELOPMENT COSTS
Certain costs of software, developed for internal use, are capitalized during the application development stage. Costs incurred for maintenance and customer support are charged to expense as incurred. Software development costs are amortized using the straight-line method.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles, which include the cost of customer contracts, management agreements and license agreements are being amortized over three to thirty-five years, on a straight-line basis. The recoverability of goodwill is assessed periodically based on management estimates of undiscounted future operating cash flows from each of the acquired businesses to which the goodwill relates.

LONG-LIVED ASSETS
CORE follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present.

In performing the review for recovery, CORE estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. If applicable, an impairment loss is recorded in an amount equal to the difference between the carrying amount and the fair value of the asset. Examples of certain events or changes in circumstances that would indicate a potential impairment include shortfalls in projections of operating income relating to acquired subsidiaries or an accumulation of costs significantly in excess of the amount originally expected to acquire or develop an asset.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


INCOME TAXES
CORE provides for income taxes under the liability method. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year-end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

INCOME (LOSS) PER COMMON SHARE
CORE accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share.

COMPREHENSIVE INCOME
CORE reports comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on CORE's available-for-sale securities to be included in other comprehensive income.

SEGMENT REPORTING
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. CORE operates in a single industry segment: employee absence management services.

STOCK-BASED COMPENSATION
CORE applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based awards to employees and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

RECLASSIFICATIONS
Certain reclassifications of 1998 and 1997 amounts have been made to permit comparison.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." CORE expects to adopt the new Statement effective January 1, 2001. SFAS No. 133 will require CORE to recognize all derivatives on the balance sheet at fair value. CORE does not anticipate that the adoption of this Statement will have a significant effect on its consolidated results of operations or financial position.


2.       BUSINESS ACQUISITIONS

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

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On March 17, 1998, a wholly-owned subsidiary of CORE, TCM Services, Inc. ("TCM") purchased certain operating assets and liabilities pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") with Transcend Services, Inc. and Transcend Case Management, Inc. (collectively "Transcend"). The assets acquired related to Transcend's workers' compensation case management services (the "Business"). The transaction was accounted for as a purchase. In lieu of a payment at closing, the Asset Purchase Agreement provided for a subsequent earn-out payment in the form of CORE common stock based upon TCM's quarterly revenues in either 1999 or 2000. The Asset Purchase Agreement, however, permitted TCM to discontinue the operation of the Business if the Business was generating certain losses in a particular period, and that if TCM elected to discontinue the Business due to such losses, then TCM had to allow Transcend the option to reacquire the assets of the Business prior to TCM's discontinuation of the Business (the "Option to Reacquire the Assets"). By letter dated October 26, 1998, TCM notified Transcend that its losses exceeded the amount set forth in the Asset Purchase Agreement during the relevant period, and that TCM intended to discontinue the Business. Transcend elected to exercise its Option to Reacquire the Assets of the Business. On December 23, 1998, TCM transferred substantially all of the assets relating to the Business to Transcend. See Notes 5 and 6.

On June 25, 1997, a wholly-owned subsidiary of CORE purchased certain assets and liabilities of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC") for an initial cash payment of $5,000,000, additional obligations of $1,500,000 (paid in quarterly installments through June 30, 1998), and additional performance related cash payments in a transaction accounted for as a purchase. As of December 31, 1999, all contingent performance based payments had been made and totaled $239,000 on a cumulative basis. SSDC provides disability management services with two key areas of business: social security disability benefits advocacy and Medicare coordination of benefits.

The consolidated financial statements include the operating results of DRMS, TCM and SSDC from the dates of acquisition. The following unaudited pro forma information has been prepared as if the acquisition of DRMS had occurred on January 1, 1998 and the TCM acquisition and subsequent disposition had not occurred at all. The pro forma financial information set forth below includes adjustments for amortization of intangibles arising from the transactions, interest expense incurred on funds borrowed to finance the transactions, reductions in interest income from the use of short-term investments to fund the transactions and for additional shares of common stock issued in the DRMS transaction.

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                   1999                1998
                                              ----------------------------------
         Revenues                              $  64,130,000      $  48,145,000
                                              ===============    ================
         Net income (loss)                     $   1,740,000      $  (3,640,000)
                                              ===============    ================

         Net income (loss) per common share:
          Basic                                $        0.22      $       (0.47)
                                              ===============    ================
          Diluted                              $        0.21      $       (0.47)
                                              ===============    ================

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on the dates indicated.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                                 1999                 1998
                                                            ---------------------------------
          Computer and office equipment                      $   7,093,000       $  6,485,000
          Software and software development costs                8,535,000          6,249,000
          Furniture and fixtures                                 2,634,000          2,143,000
          Leasehold improvements                                 1,956,000          1,984,000
                                                            ---------------     --------------
                                                                20,218,000         16,861,000
          Accumulated depreciation                             (11,300,000)        (8,930,000)
                                                            ---------------     --------------
          Property and equipment, net                        $   8,918,000          7,931,000
                                                            ===============     ==============

Included in furniture and fixtures at December 31, 1999 and 1998 are assets acquired under capital lease agreements amounting to $404,000 and $35,000, respectively. At December 31, 1999 and 1998, accumulated depreciation on these assets totaled $52,000 and $35,000, respectively.


4.       IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

During June 1998, CORE's wholly-owned subsidiary, Cost Review Services, Inc. ("CRS") was informed that its principal client (representing nearly 70% of CRS revenues) would not be renewing its contract in October 1998. This information combined with present operating losses incurred by CRS indicated that the carrying value of the goodwill and intangibles related to the CRS operations, amounting to $1,935,000, was not recoverable and thus, was written-off. See Note 5.

CORE also performed a review of other long-lived assets during 1998. The results of its review indicated that an impairment loss existed related to certain identifiable intangible contract values resulting from the acquisition of SSDC in June 1997. The impairment loss primarily resulted from a significant decline in revenues realized under SSDC's Medicare coordination of benefits program. As it appeared that the decline in revenues would continue, intangibles in the amount of $2,150,000 were written off during 1998.


5.       DISPOSAL OF SUBSIDIARIES

On June 21, 1999, CORE sold the assets of one of its operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party for $50,000 in cash and a $463,000 promissory note, bearing interest at ten percent (10%) per annum. The terms of the note require the purchaser to make 36 equal monthly installments of principle and interest. A net gain of $332,000 was realized from the sale of assets. IBH provided mental health case management services. The note receivable is included in other assets, in the accompanying consolidated balance sheets.

On December 23, 1998, TCM transferred substantially all its assets and certain liabilities to Transcend following the exercise by Transcend of their Option to Reacquire the Assets, as described in the Asset Purchase Agreement. CORE recorded charges of $241,000 in connection with the December 1998 transfer. See Notes 2 and 6.

Effective October 31, 1998, CORE discontinued the operations of its subsidiary, CRS. In connection with this action, CORE recorded estimated charges totaling $417,000. The major components of the charges were $157,000 of employee separation costs, $58,000 of non-cash charges to dispose of certain assets through abandonment and $75,000 to terminate lease and other contractual obligations. CRS provided regional bill audit and workers' compensation case management services to insurance companies and third-party administrators of workers' compensation programs.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.       ARBITRATION CHARGES

On February 10, 2000, an arbitrator issued an Interim Award in which he concluded that CORE and TCM breached the Asset Purchase Agreement with Transcend (see Note 2). Transcend had initiated an arbitration proceeding against CORE and TCM with the American Arbitration Association on December 16, 1998 and the dispute was arbitrated over a three-day period beginning on December 13, 1999. In the Interim Award, the arbitrator concluded that TCM had not incurred the requisite losses as of the date of the October 26, 1998 notice and that, despite Transcend's exercise of the Option to Reacquire the Assets, Transcend had thereby been deprived of the benefit of the bargain, i.e., the earn-out payment.

The arbitrator ordered CORE and TCM to pay Transcend the calculated earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorneys' fees and costs. The resulting earn-out consideration is to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00). The Interim Award further stated that the parties should attempt to agree on a procedure to return the assets to TCM or other disposition, and to determine the exact number of shares of CORE common stock to be transferred to Transcend.

CORE recorded a charge of $2,200,000 in 1999 for estimated costs in connection with the Interim Award. The major components of the charge includes $1,741,000 of CORE common stock issuable for the earn-out payment, $386,000 for legal fees and reimbursements and $73,000 in other associated costs.

CORE incurred costs of $736,000 as a result of a settlement agreement entered into with the former shareholders of CRS on June 2, 1998. The settlement agreement related to an arbitration dispute and included the immediate payment of $425,000 and the issuance of promissory notes in the amount of $190,000 payable in twelve monthly installments beginning January 1999. In addition, CORE incurred $121,000 in other costs related to the arbitration.


7.       CREDIT AGREEMENT

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

At December 31, 1999 and 1998, CORE had outstanding borrowings of $14,300,000 and $16,500,000, respectively, under the Credit Agreement which were all tied to the prime base lending rate (8.50% at December 31, 1999) plus the applicable margin. The Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Credit Agreement at December 31, 1999.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the Credit Agreement.

In connection with the Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its common stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's common stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant was exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Credit Agreement, entitles the holder to purchase up to 187,000 shares of CORE's common stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the April 1999 execution of the Third Amendment and expires June 30, 2004.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Scheduled mandatory commitment reductions, as amended, for the next five years as of December 31 are:


                                      Mandatory              Maximum
                                      Commitment        Credit Availability
                                      Reduction          As of December 31:
                   2000             $  3,500,000        $    15,000,000
                   2001                4,500,000             10,500,000
                   2002                4,000,000              6,500,000
                   2003                4,000,000              2,500,000
                   2004                2,500,000                  0
                                    -------------
                                    $ 18,500,000
                                    =============

8.       STOCK OPTION PLANS

CORE has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of CORE's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On March 28, 1997, options for the purchase of 586,189 shares with exercise prices ranging between $7.46 and $12.25 were re-priced to $6.25. The re-pricing of these options did not affect the financial statements under APB 25; however, the affect of the re-pricing has been reflected in the SFAS 123 pro forma disclosures set forth below.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if CORE had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.29%, 5.28% and 6.12%; volatility factors of the expected market price of CORE's common stock of 90%, 90% and 93%; and a weighted average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because CORE's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. CORE's pro forma information for the years ended December 31, is as follows:

                                                           1999          1998            1997
                                                      -------------------------------------------
          Pro forma net income (loss)                  $(2,456,000)   $(7,305,000)   $   229,000
                                                      =============  =============  =============
          Pro forma net income (loss) per share        $     (0.31)   $     (0.98)   $      0.03
                                                      =============  =============  =============

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CORE has reserved 2,150,000 shares of common stock for issuance under stock option plans established in 1991 and 1997. CORE has also granted or assumed 1,322,582 non-plan stock options and warrants of which 354,503, 329,758 and 308,758 have been exercised as of December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 1998 and 1997, respectively, 75,611, 21,212 and 7,812 of these non-plan stock options have been cancelled. Other than the 892,468 non-plan stock options outstanding at December 31, 1999, no shares have been reserved for non-plan stock options.

Plan and non-plan stock options activity and related information for the years ended December 31, is as follows:

                                                              1999           1998           1997
                                                         -------------------------------------------
         Outstanding at beginning of year                  2,470,192       2,008,083       1,395,693
         Granted                                             596,683         595,139         795,126
         Canceled                                           (175,582)        (91,597)        (52,368)
         Exercised                                          (355,775)        (41,433)       (130,368)
                                                         -------------  -------------  --------------
         Outstanding at end of year                        2,535,518       2,470,192       2,008,083
                                                         =============  =============  ==============
         Price range of outstanding options              $3.125-$13.75   $2.94-$13.75   $2.94-$11.13
                                                         =============  =============  ==============
         Price range of options exercised                 $2.94-$8.063    $2.94-$8.75    $2.50-$8.75
                                                         =============  =============  ==============
         Exercisable at end of year                        1,825,194       1,393,743      1,004,625
                                                         =============  =============  ==============
         Available for grant at end of year                   77,499           9,150        369,768
                                                         =============  =============  ==============

The weighted average exercise prices are as follows:

                                                              1999           1998            1997
                                                         -------------------------------------------
         Granted                                         $      9.04     $      8.76    $      8.90
         Canceled                                               8.61            9.12           6.92
         Exercised                                              3.83            4.89           3.92
         Outstanding at end of year                             7.64            6.80           6.29
         Exercisable at end of year                             7.47            5.96           5.15

The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 are $5.48, $5.84 and $6.60, respectively. Stock options will expire on various dates through December 2004. The weighted average remaining contractual life of options outstanding at December 31, 1999 is 2.6 years.


9.       INCOME TAXES

The income tax benefit (provision) is comprised of the following:

                                      1999           1998         1997
                                 -------------------------------------------
         Current:
          Federal                 $ (526,000)   $  116,000    $ (490,000)
          State                     (212,000)     (141,000)     (120,000)
                                 ------------- ------------- ---------------
                                    (738,000)      (25,000)     (610,000)
         Deferred-
          Federal                         -        218,000            -
                                 ------------- ------------- ---------------
                                  $ (738,000)   $  193,000    $ (610,000)
                                 ============= ============= ===============

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The approximate effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 is as follows:

                                                       1999             1998
                                                   ----------------------------
          Deferred tax assets:
           Bad debt reserve                        $   192,000    $   165,000
           Expense accruals                            353,000        342,000
           Depreciation                                 12,000             -
           Goodwill amortization                       474,000        710,000
           Loss on disposal of business                893,000             -
           Net operating loss carryforwards          1,329,000      2,265,000
           Valuation allowance                      (2,167,000)    (2,856,000)
                                                   -------------  -------------
                                                     1,086,000        626,000

          Deferred tax liabilities:
           Depreciation                                     -         (59,000)
           Unbillable revenues                      (1,086,000)      (567,000)
                                                   -------------  -------------

          Net deferred tax asset (liability)         $        -     $         -
                                                   ============   =============

The valuation allowance primarily relates to deferred tax assets related to federal and state net operating loss ("NOL") carryforwards of approximately $2.0 million and $9.9 million, respectively, at December 31, 1999 and losses recorded for the disposal of the TCM business. With respect to the NOL carryforwards, they expire through 2013, and will be carried forward for reduction of future federal and state income taxes. The amount of NOL carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these NOL carryforwards may be subject to further limitation provided by the Internal Revenue Service Code of 1986 and similar state provisions. No benefit for these carryforwards has been recognized in the financial statements.

Income tax benefit (expense) for the years ended December 31, 1999, 1998 and 1997 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                              1999             1998            1997
                                                          ----------------------------------------------
     Statutory federal tax benefit (expense)               $ (843,000)     $ 1,344,000     $(1,143,000)
     State income tax expense, net of federal benefit        (140,000)         (94,000)       (202,000)
     Decrease in valuation allowance                          689,000          149,000         978,000
     Losses not benefited                                    (365,000)              -               -
     Alternative minimum taxes                                (61,000)              -               -
     Goodwill amortization not deductible for tax purposes         -        (1,467,000)             -
     Other                                                    (18,000)         (22,000)       (243,000)
     Resolution of prior years' tax exposures                      -           283,000              -
                                                          -------------  ---------------  --------------
     Effective tax benefit (expense)                       $ (738,000)     $   193,000     $  (610,000)
                                                          =============  ===============  ==============

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.      LEASES

CORE leases its facilities and certain office equipment under non-cancelable operating leases, which expire at various dates through March 2004.

The terms of the lease agreements at the Boston, Massachusetts location, scheduled to expire in May 2000, and the Irvine, California location, scheduled to expire in June 2003 include base rent increases over the terms of the leases and options to renew for one five-year term at the then prevailing rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. CORE has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.

CORE received free rent concessions under terms of lease agreements at the Boston, Massachusetts, Burlington, Massachusetts and Los Angeles, California locations. Total lease payments under these agreements are amortized on a straight-line basis over the terms of the related leases. The excess of the expense incurred over the cash paid is included as deferred rent in the accompanying consolidated balance sheets.

At December 31, 1999, future minimum annual commitments under operating lease agreements are as follows:

                          2000         $   2,825,000
                          2001             1,789,000
                          2002               853,000
                          2003               509,000
                          2004                30,000
                                      ---------------
                                       $   6,006,000
                                      ===============

Total expense recognized under operating leases amounted to $2,981,000, $2,017,000 and $1,848,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

During 1999, CORE entered into capital lease agreements related to the acquisition of office furniture. At December 31, 1999, future minimum annual commitments under capital lease agreements are as follows:

                          2000         $      93,000
                          2001                93,000
                          2002                93,000
                          2003                93,000
                          2004                39,000
                                      ---------------
                                       $     411,000
                                      ===============

11.      COMMITMENTS AND CONTINGENCIES

Certain of CORE's service agreement contracts have provisions that allow clients to audit CORE's performance under the contracts.

CORE has several 401(k) profit sharing plans covering all employees meeting certain service requirements. The Plans provide for discretionary contributions by CORE. Matching contributions for the years ended December 31, 1999, 1998 and 1997 were $255,000, $196,000 and $136,000, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

CORE is involved in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, management believes that they will not result in a materially adverse effect on CORE's financial position, results of operations or liquidity.

                                   CORE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.  EARNINGS PER SHARE

The following table sets forth the computation of earnings (loss) per share as of December 31:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                            1999         1998           1997
                                                       -----------------------------------------
     Numerator:
       Net income (loss)                               $ 1,740,000   $  (3,760,000)  $ 2,752,000
                                                       ===========   ==============  ===========
     Denominator:
       Denominator for basic earnings (loss) per
         share: weighted-average shares                  7,941,000       7,489,000     7,246,000
       Effect of dilutive stock options and warrants       475,000               -       688,000
                                                       -----------   -------------   -----------
     Denominator for diluted earnings (loss)
       per share: adjusted weighted-average
       shares and assumed conversions                    8,416,000       7,489,000     7,934,000
                                                       ===========   =============   ===========
     Basic earnings (loss) per share                   $      0.22   $      (0.50)   $      0.38
                                                       ===========   =============   ===========
     Diluted earnings (loss) per share                 $      0.21   $      (0.50)   $      0.35
                                                       ===========   =============   ===========

13.  RELATED PARTIES

The notes receivable from officers are due in April 2000 and accrue interest at current market rates.


14.  SIGNIFICANT CLIENTS

CORE has service agreements with a major client, which accounted for approximately 19%, 21% and 23% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. No other client represented 10% or more of revenue during these years.


15.  SHAREHOLDER RIGHTS PLAN

In September 1999, CORE's Board of Directors adopted a ten-year Shareholder Rights Agreement (the "Plan"), effective October 21, 1999. Under the Plan, CORE's shareholders of record at November 1, 1999 received rights to purchase one one-thousandth of a share of a newly created class of voting preferred stock for each share of common stock held on that date. In the absence of further Board action, each right (other than rights held by acquirors disqualified by the Plan) generally becomes exercisable if any person acquires 15 percent or more of CORE's outstanding common stock or is determined by the Board to be an "adverse person." An "adverse person" is one who acquires 10 percent or more of the outstanding common stock for purposes which the Board determines to be inconsistent with the best interests of CORE and its shareholders. If applicable, each right would become exercisable, at the exercisable price then in effect, for a number of shares of the preferred stock having a market value of two times the exercise price.

                                   CORE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT
                                     BEGINNING OF     CHARGED TO COSTS      DEDUCTIONS-     BALANCE AT END
DESCRIPTION                             PERIOD         AND EXPENSES          DESCRIBE         OF PERIOD
----------------------------------------------------------------------------------------------------------
Year ended December 31, 1999-
   Allowance for doubtful accounts    $  405,000       $  415,000 (a)      $ (344,000)(b)    $   476,000
Year ended December 31, 1998-
   Allowance for doubtful accounts    $  152,000       $  253,000 (a)      $        -        $   405,000
Year ended December 31, 1997-
   Allowance for doubtful accounts    $  222,000       $        -          $  (70,000)(b)    $   152,000

[a] The allowance for doubtful accounts was increased by a reserve against receivables which related to revenues recoreded during previous years and thus, charged to expense during the current year.

[b] The allowance for doubtful accounts was reduced by the actual write-off of receivables, which had been reserved for in previous years and deemed uncollectible.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORE, INC.

Date:  March 27, 2000                By: /s/ George C. Carpenter IV
                                        ------------------------------------
                                        George C. Carpenter IV
                                        Chairman of the Board and
                                        Chief Executive Officer


Date:  March 27, 2000                By: /s/ William E. Nixon
                                        ------------------------------------
                                        William E. Nixon
                                        Chief Financial Officer, Executive
                                        Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ George C. Carpenter IV            Chairman of the Board of Directors     March 27, 2000
--------------------------------      and Chief Executive Officer
George C. Carpenter IV

/s/ Craig C. Horton                   Director, President and Chief          March 27, 2000
--------------------------------      Operating Officer
Craig C. Horton

/s/ William E. Nixon                  Chief Financial Officer, Executive     March 27, 2000
--------------------------------      Vice President and Treasurer
William E. Nixon

/s/ Bradley J. Timon                  Controller and Chief Accounting        March 27, 2000
--------------------------------      Officer
Bradley J. Timon

/s/ Leslie M. Alexandre, Dr.P.H.      Director                               March 27, 2000
--------------------------------
Leslie M. Alexandre, Dr.P.H.

/s/ Stephen C. Caulfield              Director                               March 27, 2000
--------------------------------
Stephen C. Caulfield

/s/ David M. Tourangeau               Director                               March 27, 2000
--------------------------------
David M. Tourangeau

/s/ Richard J. Towle                  Director                               March 27, 2000
--------------------------------
Richard J. Towle