Form 10-K405/A
period 1999-12-31
CORE INC
filed 2000-05-01
CIK 880238

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

                                 AMENDMENT NO 1.

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

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

                                       CORE, INC.

Date:  April 28, 2000                  By: /s/ George C. Carpenter IV
                                          ------------------------------
                                          George C. Carpenter IV
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  April 28, 2000                  By: /s/ William E. Nixon
                                          ------------------------------
                                          William E. Nixon
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Clerk (Principal Financial Officer)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of CORE.

NAME                             AGE      POSITION
----                             ---      --------
George C. Carpenter IV           41       Chairman of the Board of Directors and Chief
                                              Executive Officer
Craig C. Horton                  45       Director, President, Chief Operating Officer and
                                              General Manager, WorkAbility
William E. Nixon                 39       Executive Vice President, Chief Financial Officer,
                                              Treasurer and Clerk
Michael E. Darkoch               56       Senior Vice President, Client Development
R. Gary Dolenga                  55       President, SSDC Corp.
James T. Fallon                  36       Managing Director, Disability Reinsurance
                                              Management Services, Inc.
Stuart T. Greer                  40       General Manager, Peer Review Analysis
Lisa O. Hansen                   37       Managing Director, Disability Reinsurance
                                              Management Services, Inc.
Michael D. Lachance              45       Managing Director, Disability Reinsurance
                                              Management Services, Inc.
Leslie Alexandre, Dr.P.H. (1)    42       Director
Stephen C. Caulfield (2)         59       Director
David M. Tourangeau (1) (2)      61       Director
Richard J. Towle (2)             47       Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

     The Company's Board of Directors is divided into three classes, each of whose members serve for staggered three-year terms. The term of the Class I Directors (presently Dr. Alexandre and Mr. Caulfield) expires in the year 2001; the term of the Class II Directors (presently Mr. Tourangeau and Mr. Towle) expires in the year 2002; and the term of the Class III Directors (presently Mr. Carpenter and Mr. Horton) expires in the year 2000. At each annual meeting of stockholders, directors are elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

     Executive officers of CORE are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

     George C. Carpenter IV was re-elected a Class III Director at the June 1997 Annual Stockholders Meeting, and was elected the Chairman of the Board of Directors and Chief Executive Officer of CORE effective with CORE's March 24, 1995 merger involving Core Management, Inc. (the "CMI/PRA Merger"). Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI") subsequently merged into CORE, since its formation in 1990. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

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

     Michael E. Darkoch joined CORE in September 1997 and was elected Senior Vice President, Client Development in December 1997. Mr. Darkoch came to CORE from Caremark International, where he held senior management positions, including Vice President of Corporate Account Management and Vice President of Business Development. His background includes account management process design and sales development. Mr. Darkoch has over 24 years of experience in the health care industry.

     R. Gary Dolenga joined CORE in June 1997 upon CORE's acquisition of certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"). SSDC was formed by Mr. Dolenga in 1979. For the 18 years prior to the acquisition of SSDC by CORE, Mr. Dolenga served as the Managing Director and President of SSDC where he was responsible for the administration, professional service and sales of the social security disability benefits advocacy and Medicare coordination of benefits components of SSDC.

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

     Stuart T. Greer joined CORE as a Manager, Physician Review Services in November 1994. Mr. Greer has over thirteen years of experience in medical specialty consultation management and has held several positions with CORE, including Director, Physician Review Services; Director, Peer Review Analysis; and Managing Director, Peer Review Analysis. Mr. Greer was appointed General Manager, Peer Review Analysis in October 1999.

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

     Leslie Alexandre, Dr.P.H. has been a Director of CORE since 1995, and was re-elected a Class I Director by CORE's stockholders in July 1998. Dr. Alexandre served as a Director of CMI from 1993 until 1995. Dr. Alexandre has been employed by the National Institutes of Health, Bethesda, Maryland, since June 1999. From August 1998 to May 1999, Dr. Alexandre was an independent health care consultant. From 1995 to July 1998, Dr. Alexandre was Vice President, Corporate Affairs and Marketing for Oncormed, Inc., a genomics services company. From 1992 to 1995, Dr. Alexandre was employed as Government Affairs Representative, Health Policy for EDS, Inc., an information technology company. Prior to joining EDS in 1992, Dr. Alexandre was Senior Health Legislative Assistant for United States Senator David Durenberger. From January 1990 until the death of U.S. Senator John Heinz in April 1991, she served as Professional Staff on the Senate Special Committee on Aging. Prior to 1990, Dr. Alexandre was an independent health care consultant.

     Stephen C. Caulfield has been a Director since 1994, and was re-elected a Class I Director by CORE's stockholders in July 1998. Mr. Caulfield is Chairman of The Chickering Group, a student health insurance company, where he has been employed since February 1997. Prior to this position, Mr. Caulfield was a Worldwide Partner of William M. Mercer, Incorporated, a management consulting firm, where he had specialized in health care issues since 1987. Mr. Caulfield has more than 30 years of experience in the health care field, having previously been employed as a faculty member and Assistant Dean of the Albert Einstein College of Medicine in New York, as the Director of Health Affairs and Regional Operations for the United Mine Workers Multi-Employer Trust, and as the President and Chief Executive Officer of Government Research Corporation, a consulting firm previously located in Washington, D.C. (subsequently acquired by Hill and Knowlton).

     David M. Tourangeau was appointed a Class II Director in September 1998 and was re-elected to this position by CORE's stockholders in July 1999. Mr. Tourangeau is retired from UNUM Corporation, where he served as an executive for over 28 years, providing leadership as the Chief Investment Officer, and subsequently as Senior Vice President of Group Pension and Senior Vice President of Reinsurance Operations. Active in many non-profit organizations, Mr. Tourangeau currently serves on the executive committee and board of directors of Sweetser Children's Services.

     Richard J. Towle was appointed a Class II Director in September 1998 and was re-elected to this position by CORE's stockholders in July 1999. Mr. Towle is Senior Vice President of Boston University and serves as Chief Business Officer for the Boston University Medical Center, including operational management of Financial and Business Affairs, Facilities Management and Information Technology. Mr. Towle also oversees the operations of several University-wide departments, including the offices of Risk Management, Personnel, Equal Opportunity, Family Resources, Campus Planning and Student Health Services. Mr. Towle is a member of both the National Association of College and University Business Officers and the Greater Boston Chamber of Commerce Development and Transportation Committee.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information for 1999, 1998 and 1997 concerning the compensation paid or accrued by CORE and its subsidiaries to the chief executive officer and certain other executive officers whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year (the "Named Executive Officers"). Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, for services rendered during the fiscal years indicated.

                                                                                                  Long Term
                                                                                                Compensation
                                                      Annual Compensation                          Awards
                                   ---------------------------------------------------------- ------------------
                                                                                                 Securities
                                                                               Other Annual      Underlying       All Other
Name and Principal Position             Year        Salary($)      Bonus($)   Compensation($)    Options (#)   Compensation($)
-------------------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV                  1999         223,775                                                       2,500(1)
   Chairman of the Board of             1998         184,834                                       25,000          2,465(1)
   Directors and Chief Executive        1997         179,146                                       50,000          2,375(1)
   Officer

Craig C. Horton                         1999         213,859                                                       2,017(1)
   Director, President and Chief        1998         174,833                                       25,000
   Operating Officer                    1997         169,127                                       50,000

William E. Nixon                        1999         190,765        20,769
   Executive Vice President, Chief      1998         147,486        20,600                         20,000
   Financial Officer, and Treasurer     1997         143,127                                       25,000


James T. Fallon                         1999         200,003                                        6,667          4,800(1)
   Managing Director, DRMS                                                                                           240(2)
                                                                                                                   9,218(3)
                                        1998          66,614(4)                                                      930(1)
                                                                                                                     262(2)


Lisa O. Hansen                          1999         200,003                                        6,667          4,800(1)
   Managing Director, DRMS                                                                                           240(2)
                                                                                                                   9,218(3)
                                        1998          66,614(4)                                                      930(1)
                                                                                                                     262(2)


Michael D. Lachance                     1999         200,003                                        6,667          4,800(1)
    Managing Director, DRMS                                                                                          532(2)
                                                                                                                   9,218(3)
                                        1998          66,614(4)                                                      871(1)
                                                                                                                     408(2)


(1) Amount represents employer matching contributions made to CORE'S 401(k) plans on behalf of the named executive officer.
(2) Amount represents payments for life insurance premiums made on behalf of the named executive officer.
(3)  Amount represents imputed interest paid to the named executive officer.
(4) Mr. Fallon, Ms. Hansen and Mr. Lachance, the founders of DRMS, joined CORE in September 1998 upon CORE's acquisition of DRMS. See Item 13, "Certain Relationships and Related Transactions."

         The following two stock option tables summarize option grants and exercises during 1999 for the Named Executive Officers, and the values of options granted during 1999 and held by such persons at December 31, 1999.

OPTION GRANTS IN 1999

                                                   Individual Grants
                            ------------------------------------------------------------------   Potential Realizable Value
                                                     % of Total                                    at Assumed Annual Rates
                                  Number of            Options                                   of Stock Price Appreciation
                            Securities Underlying    Granted to        Exercise                       For Option Term (2)
                                   Options          Employees in        Price      Expiration    ---------------------------
Name                             Granted (#)        Fiscal Year (1)     ($/sh)        Date           5% ($)          10% ($)
----------------------------------------------------------------------------------------------------------------------------
James T. Fallon                     6,667               1.12%           $8.063     4/20/2004        $14,852          $32,819
Lisa O. Hansen                      6,667               1.12%           $8.063     4/20/2004        $14,852          $32,819
Michael D. Lachance                 6,667               1.12%           $8.063     4/20/2004        $14,852          $32,819


(1) The Company granted a total of 596,683 options to its employees and consultants in 1999.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of CORE's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock to date.

AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

     The following table presents information regarding options exercised in 1999 and the value of options outstanding at December 31, 1999 for each of the Named Executive Officers:

                                                                      Number of Securities       Value of Unexercised
                                                                     Underlying Unexercised    In-the-Money Options at
                                                                     Options at Year End (#)       Year-End ($)(1)
                               Shares Acquired    Value Realized           Exercisable/               Exercisable/
Name                           on Exercise (#)          ($)               Unexercisable               Unexercisable
------------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV              95,000            $558,125            80,000/45,000           $156,500/$67,825
Craig C. Horton                     95,000            $611,610            80,000/45,000           $156,500/$67,825
William E. Nixon                    5,750             $29,095             88,200/26,800           $378,032/$43,658
James T. Fallon                       0                 N/A               1,333/5,334             $2,000/$8,001
Lisa O. Hansen                        0                 N/A               1,333/5,334             $2,000/$8,001
Michael D. Lachance                   0                 N/A               1,333/5,334             $2,000/$8,001

(1) Based upon the closing price of $9.563 per share for CORE's Common Stock as quoted by the Nasdaq National Market on December 31, 1999.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     In March 1998, CORE granted each non-employee director options for the purchase of up to 36,000 shares of CORE's common stock at the then fair market exercise price of $13.75 per share. The options vest quarterly, subject to continued service as a Director, through the year 2000. Accordingly, 12,000 options vested in 1999 to each of the non-employee directors for their 1999 services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     George C. Carpenter, IV, Craig C. Horton and William E. Nixon each entered into an employment agreement with CORE, effective July 1999. Each employment agreement has an initial term through December 31, 2000 and is automatically renewed on an annual basis unless written notice of intent not to renew is delivered by either party thirty (30) days prior to the scheduled end of the initial or subsequent term. Pursuant to the agreements, Mr. Carpenter is entitled to an annual base salary of not less than $220,000, Mr. Horton is entitled to a base annual salary of not less than $210,000 and Mr. Nixon is entitled to an annual base salary of not less than $180,000. Mr. Carpenter, Mr. Horton and Mr. Nixon are each entitled to receive compensation and fringe benefits for a period of 12 months if their employment is terminated without cause by CORE, and for a period of eighteen (18) months if their employment is terminated without cause within twelve (12) months of a change in control of CORE (as described in the employment agreements).

     In connection with the acquisition of DRMS, James T. Fallon, Lisa O. Hansen and Michael D. Lachance each entered into an employment agreement with DRMS providing for a base annual salary of no less than $195,950 through September 30, 2000 (subject to extension through September 30, 2001 at the election of the executive).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1999, the Compensation Committee of the Board of Directors consisted of Leslie Alexandre, Richard Egdahl and David Tourangeau for the period January 1, 1998 through July 16, 1999 and Leslie Alexandre and David Tourangeau beginning July 17, 1999. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 28, 2000, regarding the beneficial ownership of CORE's Common Stock by (i) each person who is known by CORE to own beneficially more than five percent (5%) of CORE's Common Stock;
(ii) each director of CORE; (iii) each Named Executive Officer of CORE identified in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers of CORE as a group. Unless otherwise indicated, the address of the persons listed below is in care of CORE, INC., 18881 Von Karman Avenue, Irvine, California 92612.

                                                                           Number of Shares        Percent
Name                                                                       Beneficially Owned (1)  Owned
------------------------------------------------------------------------------------------------------------
Credit Suisse Asset Management, LLC
153 East 53rd Street
New York, New York  10022                                                  1,417,500 (2)            16.9%

John Pappajohn
c/o Equity Dynamics
2116 Financial Center
Des Moines, IA 50309                                                         474,269 (3)             5.7%

George C. Carpenter, IV                                                      443,556 (4)             5.2%
Craig C. Horton                                                              386,218 (5)             4.5%
Stephen C. Caulfield                                                         136,776 (6)             1.6%
James T. Fallon                                                              136,267 (7)             1.6%
Lisa O. Hansen                                                               136,267 (8)             1.6%
Michael D. Lachance                                                          136,267 (9)             1.6%
William E. Nixon                                                              90,941 (10)            1.1%
Leslie Alexandre                                                              84,575 (11)            1.0%
David M. Tourangeau                                                           37,000 (12)              *
Richard J. Towle                                                              36,000 (13)              *

All directors and executive officers as a group (13 individuals)          1,976,916 (14)            21.5%

*    Less than one percent.
(1)  Except as otherwise indicated, represents sole voting and investment power.
(2)  Based on Schedule 13G/A, dated February 16, 2000.
(3) Includes 70,200 shares owned by Mr. Pappajohn's wife, 40,200 shares owned by an entity owned by Mr. Pappajohn's wife (Mr. Pappajohn disclaims beneficial ownership of such 110,400 shares); also 49,000 shares issuable to Mr. Pappajohn pursuant to options, all of which are fully vested.
(4) Includes 318,556 shares held jointly by Mr. Carpenter and his wife and 125,000 shares issuable to Mr. Carpenter pursuant to options (35,000 of which remain subject to future vesting).
(5) Includes 1,000 shares held by Mr. Horton as custodian for Mr. Horton's son and 125,000 shares issuable to Mr. Horton pursuant to options (35,000 of which remain subject to future vesting).
(6) Includes 15,000 shares owned by Mr. Caulfield's wife and 76,000 shares issuable to Mr. Caulfield pursuant to options (9,000 of which remain subject to future vesting).
(7) Includes 6,667 shares issuable to Mr. Fallon pursuant to options (5,334 of which remain subject to future vesting). Excludes 101,250 shares issued on April 1, 2000 pursuant to the Agreement and Amendment to Capital Stock Purchase Agreement. See Item 13, "Certain Relationships and Related Transactions."
(8) Includes 6,667 shares issuable to Ms. Hansen pursuant to options (5,334 of which remain subject to future vesting). Excludes 101,250 shares issued on April 1, 2000 pursuant to the Agreement and Amendment to Capital Stock Purchase Agreement. See Item 13, "Certain Relationships and Related Transactions."

(9) Includes 6,667 shares issuable to Mr. Lachance pursuant to options (5,334 of which remain subject to future vesting). Excludes 101,250 shares issued on April 1, 2000 pursuant to the Agreement and Amendment to Capital Stock Purchase Agreement. See Item 13, "Certain Relationships and Related Transactions."
(10) Includes 21,941 shares held jointly by Mr. Nixon and his wife and 69,000 shares issuable to Mr. Nixon pursuant to options (22,000 of which remain subject to future vesting).
(11) Includes 65,075 shares issuable to Dr. Alexandre pursuant to options (9,000 of which remain subject to future vesting).
(12) Includes 36,000 shares issuable to Mr. Tourangeau pursuant to options (15,000 of which remain subject to future vesting).
(13) Includes 36,000 shares issuable to Mr. Towle pursuant to options (15,000 of which remain subject to future vesting).
(14) Includes 799,027 shares issuable pursuant to options (196,647 of which remain subject to future vesting).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          On September 1, 1998, CORE acquired all the shares of stock of Disability Reinsurance Management Services, Inc. ("DRMS"), pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, all the shares of DRMS stock were acquired in exchange for CORE's cash payment of $20 million, the issuance of 480,000 shares of CORE common stock and the future issuance of up to an additional 375,000 shares of CORE common stock, based upon the future performance of DRMS. Effective April 1, 2000, CORE and DRMS entered into an Agreement and Amendment to Capital Stock Purchase Agreement (the "Agreement and Amendment") with James T. Fallon, Lisa O. Hansen, Michael D. Lachance, David C. Mitchell and David K. Rich (collectively, the "former stockholders of DRMS") whereby CORE agreed to make full payment of the additional consideration of 375,000 shares of CORE common stock. Pursuant to this Agreement and Amendment, effective April 1, 2000 Mr. Fallon, Ms. Hansen and Mr. Lachance each received 101,250 shares of CORE common stock, representing each of their 27% interests as former stockholders of DRMS.

             In 1996, at the request of CORE, Mr. Nixon, Executive Vice President, Chief Financial Officer and Treasurer relocated his principal residence to California. In connection with this requested relocation, CORE loaned Mr. Nixon approximately $80,000 for the purpose of enabling him to relocate and purchase a home. As of March 31, 2000, the loan balance is approximately $35,000. The loan bears interest at the lowest rate required to avoid the imputation of interest.