Form 10-Q
period 2000-03-31
CORE INC
filed 2000-05-15
CIK 880238

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


     On May 3, 2000 there were 9,077,665 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



PART I           FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                      -------
Item 1.          Financial Statements
                 Consolidated Condensed Balance Sheets                                                                   3

                 Consolidated Condensed Statements of Operations (Unaudited)                                             5

                 Consolidated Condensed Statements of Cash Flows (Unaudited)                                             6

                 Notes to Consolidated Condensed Financial Statements (Unaudited)                                        7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                             14

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                      N/A

Item 2.          Changes in Securities and Use of Proceeds                                                              14

Item 3.          Defaults Upon Senior Securities                                                                        N/A

Item 4.          Submission of Matters to a Vote of Security Holders                                                    N/A

Item 5.          Other Information                                                                                      N/A

Item 6.          Exhibits and Reports on Form 8-K                                                                       14

Signatures                                                                                                              15


                                   CORE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   MARCH 31,              DECEMBER 31,
                                                                                     2000                     1999
                                                                                  (UNAUDITED)               (NOTE 1)
                                                                             ----------------------   ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $        -              $        -
   Accounts receivable, net of allowance for doubtful accounts
     of $505,045 at March 31, 2000 and $476,444 at December 31, 1999                     8,756,451               8,669,329
   Unbilled receivables                                                                  4,378,788               2,628,030
   Notes receivable from officers                                                           64,462                  69,662
   Prepaid expenses                                                                        443,828                 802,990
   Other current assets                                                                    303,041                 182,584
                                                                             ----------------------   ---------------------
Total current assets                                                                    13,946,570              12,352,595


Unbilled receivables, net of current portion                                             2,266,213               2,577,723
Property and equipment, net                                                              9,414,248               8,918,285
Other assets, net                                                                        1,698,269               1,787,226
Goodwill and intangibles, net of accumulated amortization
     of $2,670,910 at March 31, 2000 and $2,308,023 at December 31, 1999                25,640,954              25,963,841
                                                                             ----------------------   ---------------------

Total assets                                                                        $   52,966,254          $   51,599,670
                                                                             ======================   =====================

                                   CORE, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)             (NOTE 1)
                                                                                 --------------------   --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                     $    624,507           $    875,795
   Accrued expenses                                                                        3,196,009              3,492,859
   Accrued payroll                                                                           522,550              1,073,642
   Advances under revolving credit agreement                                               1,625,000                      -
   Notes payable                                                                              79,435                 77,674
   Capital lease obligations                                                                  75,494                 71,981
                                                                                 --------------------   --------------------
Total current liabilities                                                                  6,122,995              5,591,951


Advances under revolving credit agreement, net of current portion                         13,875,000             14,300,000
Notes payable, net of current portion                                                         20,997                 41,528
Deferred rent, net of current portion                                                         46,370                 50,234
Capital lease obligations, net of current portion                                            273,690                276,878



Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares; no
     shares outstanding                                                                            -                      -
Common stock, $0.10 par value per share; authorized
     30,000,000 shares; issued and outstanding 8,637,966 at
     March 31, 2000 and 8,114,288 at December 31, 1999                                       863,797                811,429
Additional paid-in capital                                                                41,384,856             40,515,660
Accumulated deficit                                                                       (9,621,451)            (9,988,010)
                                                                                 --------------------   --------------------
Total stockholders' equity                                                                32,627,202             31,339,079

                                                                                 --------------------   --------------------
Total liabilities and stockholders' equity                                             $  52,966,254          $  51,599,670
                                                                                 ====================   ====================

See accompanying notes.

                                   CORE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------------
                                                                   2000                   1999
                                                            ------------------------------------------
Revenues                                                         $  17,146,044          $  14,695,631
Cost of services                                                     8,806,127              8,519,584
                                                            -------------------    -------------------
Gross profit                                                         8,339,917              6,176,047

Operating expenses:
     Selling, general and administrative                             5,165,223              3,900,481
     Depreciation and amortization                                   1,081,749                865,434
     Non-recurring realignment charges                               1,148,193                      -
                                                            -------------------    -------------------
       Total operating expenses                                      7,395,165              4,765,915
                                                            -------------------    -------------------

Income from operations                                                 944,752              1,410,132

Other income (expense):
     Interest income                                                    10,801                  2,320
     Interest expense                                                 (428,994)              (362,431)
                                                            -------------------    -------------------
       Total other expense                                            (418,193)              (360,111)
                                                            -------------------    -------------------

Income before income taxes                                             526,559              1,050,021

     Income tax provision                                              160,000                167,960
                                                            -------------------    -------------------

Net income                                                       $     366,559          $     882,061
                                                            ===================    ===================

Net income per common share:
     Basic                                                       $        0.04          $        0.11
                                                            ===================    ===================
     Diluted                                                     $        0.04          $        0.11
                                                            ===================    ===================

Weighted average shares:
     Basic                                                           8,182,000              7,853,000
                                                            ===================    ===================
     Diluted                                                         8,472,000              8,301,000
                                                            ===================    ===================


See accompanying notes.

                                   CORE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------------------
                                                                                 2000                 1999
                                                                          ----------------------------------------
Net cash used in operating activities                                          $   (831,527)        $   (487,896)

Investing activities:
   Additions to property and equipment                                           (1,172,605)          (1,064,435)
   Additions to goodwill and intangible assets                                      (40,000)             (14,790)
   Reductions on note receivable                                                     37,258                    -
   Increase in other assets                                                         (61,493)             (30,133)
                                                                          -------------------  -------------------
Net cash used in investing activities                                            (1,236,840)          (1,109,358)

Financing activities:
   Borrowings under credit agreement                                              3,400,000            1,500,000
   Repayments under credit agreement                                             (2,200,000)          (2,300,000)
   Payments for origination and other fees pursuant to credit agreement             (20,015)             (86,592)
   Payments on notes payable                                                        (18,770)             (67,588)
   Payments on capital lease obligations                                            (14,412)              (6,015)
   Issuance of common stock upon exercise of stock options                          921,564              411,631
                                                                          -------------------  -------------------
Net cash provided by (used in) financing activities                               2,068,367             (548,564)
                                                                          -------------------  -------------------

Net decrease in cash and cash equivalents                                                 -           (2,145,818)
Cash and cash equivalents at beginning of period                                          -            2,226,020
                                                                          -------------------  -------------------
Cash and cash equivalents at end of period                                     $          -         $     80,202
                                                                          ===================  ===================


See accompanying notes.

                                   CORE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements of CORE, INC. ("CORE") at that date.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 contained in CORE's annual report on Form 10-K filed March 30, 2000, as amended by CORE's Form 10-K/A filed with the Securities and Exchange Commission on May 1, 2000.


NOTE 2 - CREDIT AGREEMENT

On August 31, 1998, CORE entered into a revolving line of credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet"). Under the terms of the Amended and Restated Credit Agreement dated February 28, 2000 (the "Restated Credit Agreement"), CORE may borrow up to specified amounts at either
(i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The original maximum credit availability under the Restated Credit Agreement of $18,500,000 is subject to mandatory commitment reductions each quarter (beginning on March 31, 2000) in amounts ranging from $875,000 to $1,250,000. At March 31, 2000, the maximum credit availability was $17,625,000. The Restated Credit Agreement expires on June 30, 2004.

At March 31, 2000 and December 31, 1999, CORE had outstanding borrowings of $15,500,000 and $14,300,000, respectively, under the revolving line of credit which were all tied to the prime base lending rate (9.00% at March 31, 2000) plus the applicable margin.

The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was either in compliance with or had obtained a waiver from Fleet for all the financial covenants contained in the Restated Credit Agreement at March 31, 2000. A waiver, which extends through June 16, 2000, was granted with respect to the unsatisfied minimum net worth requirement as of March 31, 2000.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the Restated Credit Agreement.

In connection with the Initial Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Initial Credit Agreement, dated April 28, 1999, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the execution of the Third Amendment and expires June 30, 2004.

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 3 - ARBITRATION

On February 10, 2000, an arbitrator issued an Interim Award in which he concluded that CORE and its wholly-owned subsidiary, TCM Services, Inc. ("TCM"), breached an Asset Purchase Agreement dated March 17, 1998 with Transcend Services, Inc. and Transcend Case Management, Inc. (collectively "Transcend"). TCM had acquired in March 1998 and subsequently returned in December 1998, certain assets relating to Transcend's workers' compensation case management services (the "Business.") The arbitrator ordered CORE and TCM to pay Transcend the calculated earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorney's fees and costs. The resulting earn-out consideration, amounting to $1,740,920, was required to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00).

In accordance with the terms of the Interim Award, CORE issued 248,703 shares of its common stock to Transcend and reimbursed Transcend $183,270 for associated attorney fees and costs on March 31, 2000. The charges associated with the stock issuance and cost reimbursement to Transcend were recorded in December 1999. CORE does not intend to take back possession of the Business and is currently working with Transcend to reach a final arrangement on the disposition of the Business.


NOTE 4 - REALIGNMENT CHARGES

CORE recorded non-recurring charges of $1,148,000 during the three months ended March 31, 2000 as a result of realignment activities within its service lines and administrative functions. The charges primarily include severance costs related to a reduction in workforce and costs to initiate the relocation of the WorkAbility(R) data center from the East Coast to the West Coast. CORE expects an additional $300,000 in costs to be required in 2000 to complete the relocation of the data center which will be recorded as non-recurring charges as incurred.


NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                                               THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------------
                                                              2000                     1999
                                                      -----------------------------------------------
Numerator:
    Net income                                                 $    367,000             $    882,000
                                                      ======================   ======================

Denominator:
    Denominator for basic earnings
      per share: weighted-average shares                          8,182,000                7,853,000
    Effect of dilutive stock options and warrants                   290,000                  448,000
                                                      ----------------------   ----------------------

    Denominator for diluted earnings
      per share: adjusted weighted-average
      shares and assumed conversions                               8,472,000                8,301,000
                                                      ======================   ======================

Basic earnings per share                                       $       0.04             $       0.11
                                                      ======================   ======================

Diluted earnings per share                                     $       0.04             $       0.11
                                                      ======================   ======================


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


NOTE 7 - COMPREHENSIVE INCOME

Total comprehensive income was $367,000 for the three months ended March 31, 2000 and $882,000 for the three months ended March 31, 1999, respectively.


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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and CORE's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors CORE believes could cause such results to differ include CORE's reliance on its WorkAbility program, CORE's dependence on key clients, risks associated with CORE's growth strategy, increases or changes in government regulation and competition. The foregoing list of factors is not intended to represent a complete list of the general or specific risks that may affect CORE. It should be recognized that other risks might be significant, presently or in the future. CORE does not intend to update or publicly release any revisions to the forward-looking statements.


CURRENT DEVELOPMENTS

On February 10, 2000, an arbitrator issued an Interim Award in which he concluded that CORE and its wholly-owned subsidiary, TCM Services, Inc. ("TCM"), breached an Asset Purchase Agreement dated March 17, 1998 with Transcend Services, Inc. and Transcend Case Management, Inc. (collectively "Transcend"). TCM had acquired in March 1998 and subsequently returned in December 1998, certain assets relating to Transcend's workers' compensation case management services (the "Business.") The arbitrator ordered CORE and TCM to pay Transcend the calculated earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorney's fees and costs. The resulting earn-out consideration, amounting to $1,740,920, was required to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00).

In accordance with the terms of the Interim Award, CORE issued 248,703 shares of its common stock to Transcend and reimbursed Transcend $183,270 for associated attorney fees and costs on March 31, 2000. The charges associated with the stock issuance and cost reimbursement to Transcend were recorded in December 1999. CORE does not intend to take back possession of the Business and is currently working with Transcend to reach a final arrangement on the disposition of the Business.

CORE recorded non-recurring charges of $1,148,000 during the three months ended March 31, 2000 as a result of realignment activities within its service lines and administrative functions. The charges primarily include severance costs related to a reduction in workforce and costs to initiate the relocation of the WorkAbility(R) data center from the East Coast to the West Coast. CORE expects an additional $300,000 in costs to be required in 2000 to complete the relocation of the data center which will be recorded as non-recurring charges as incurred.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
                                                                  2000          1999
                                                               --------------------------
    Revenues                                                        100.0%        100.0%
    Cost of services                                                  51.4          58.0
    Gross profit                                                      48.6          42.0
    Selling, general and administrative expense                       30.1          26.5


The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                         THREE MONTHS ENDED MARCH 31,
                                         2000                    1999
                                 ----------------------------------------------
                                   AMOUNT     PERCENT      AMOUNT     PERCENT
                                 ----------------------------------------------
                                            (Dollars in thousands)
    Integrated Disability
       Management                  $ 13,010        76%     $ 10,377        71%
    Peer Review Analysis              2,754         16        2,229         15
    Exiting/exited services               -          -          556          4
    Other service lines               1,382          8        1,534         10
                                 -----------  ---------  -----------  ---------
                                   $ 17,146       100%     $ 14,696       100%
                                 ===========  =========  ===========  =========


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues increased by $2,450,000 (17%) for the three months ended March 31, 2000 from the first quarter of 1999. Growth in Integrated Disability Management contributed $2,633,000 (107%) of CORE's overall net increase in revenues for the three months ended March 31, 2000, as compared to the same period in 1999. CORE's WorkAbility Absence Management program contributed 54% of the increase in Integrated Disability Management for the three months ended March 31, 2000 as compared to the same period in 1999 due to the addition of new clients and the expansion of services to existing clients. Revenues from Disability Reinsurance Management Services, Inc. ("DRMS") contributed 45% of the increase in Integrated Disability Management revenues for the three months ended March 31, 2000 as compared to the same period in 1999.

Revenues from the Peer Review Analysis service line increased $525,000 (24%) for the three months ended March 31, 2000 as compared to the same period in the previous year. Although Peer Review Analysis added new clients during the quarter, this increase was due primarily to an increase in the volume of referrals from existing clients.

Revenues from services that CORE exited or expected to exit decreased $556,000 (100%) for the three months ended March 31, 2000 as compared to the same period in the previous year. During 1999, this service line included revenue from the behavioral health programs of Integrated Behavioral Health, Inc. ("IBH"). As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited service line ceased.

Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased $152,000 (10%) overall for the three months ended March 31, 2000, as compared to the same period in 1999. CORE expects that revenues from other service lines will continue to decline in future periods.

CORE's top five clients represented 39% of revenues for the three months ended March 31, 2000 as compared to 44% for the same period in 1999. Bell Atlantic accounted for approximately 15% and 20% of revenues for the three month periods ended March 31, 2000 and 1999, respectively. No other single client represented more than 10% of total revenues for these periods.

Cost of services for CORE includes direct expenses associated with the delivery of our review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services increased $287,000 (3%) for the three months ended March 31, 2000 from the first quarter of 1999. The increase is primarily the result of increased staffing levels required to service new and growing clients.

CORE's gross profit performance for the three months ended March 31, 2000 increased to 49% from 42% in 1999. Gross profit performance for each of CORE's principal service lines for the three months ended March 31, 2000 and 1999, respectively, are: 50% and 44% for Integrated Disability Management, 46% and 39% for Peer Review Analysis and 45% and 40% for other service lines. The gross profit performance realized under all the continuing service lines is primarily due to greater efficiencies in providing services to a larger client base.

Selling, general and administrative expenses include the cost of salaries for sales, executive, administrative and information services personnel, rent, travel expenses and other overhead items. Selling, general and administrative expenses increased $1,265,000 (32%) for the three months ended March 31, 2000 from the first quarter of 1999. Higher personnel and other costs associated with supporting CORE's expanded growth in operations contributed in part to the increase in selling, general and administrative expenses. CORE also increased sales and product development activities during the first quarter of 2000 as compared to the same period in 1999. Finally, CORE incurred additional costs associated with the maintenance of our computer network hardware and software as capacity has been expanded to accommodate growth. As a result of the increased activities, selling, general and administrative expenses, as a percentage of revenues, increased to 30% for the three months ended March 31, 2000 from 27% for the first three months of 1999. CORE expects that this percentage will decrease in future periods as efficiencies are realized as a result of the realignment efforts discussed above under "Current Developments."

Depreciation and amortization expenses increased $216,000 (25%) for the three months ended March 31, 2000 as compared to the first quarter of 1999. The increase is primarily related to the development of internal use software and purchases of network hardware that CORE has invested in over the past year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 31, 1998, CORE entered into a revolving line of credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet"). Under the terms of the Amended and Restated Credit Agreement dated February 28, 2000 (the "Restated Credit Agreement"), CORE may borrow up to specified amounts at either
(i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The original maximum credit availability under the Restated Credit Agreement of $18,500,000 is subject to mandatory commitment reductions each quarter (beginning on March 31, 2000) in amounts ranging from $875,000 to $1,250,000. At March 31, 2000, the maximum credit availability was $17,625,000. The Restated Credit Agreement expires on June 30, 2004.

At March 31, 2000 and December 31, 1999, CORE had outstanding borrowings of $15,500,000 and $14,300,000, respectively, under the Restated Credit Agreement which were all tied to the prime base lending rate (9.00% at March 31, 2000) plus the applicable margin.

The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was either in compliance with or had obtained a waiver from Fleet for all the financial covenants contained in the Restated Credit Agreement at March 31, 2000. A waiver, which extends through June 16, 2000, was granted with respect to the unsatisfied minimum net worth requirement as of March 31, 2000.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings over the life of the Restated Credit Agreement.

In connection with the Initial Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share. The original Warrant is exercisable beginning August 31, 1999 and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Initial Credit Agreement, dated April 28, 1999, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share. The second Warrant was exercisable upon the April 1999 execution of the Third Amendment and expires June 30, 2004.

CORE typically uses all available cash and cash equivalents to reduce the revolving line of credit. As of March 31, 2000 and December 31, 1999, CORE's cash and cash equivalents balances were zero. For the three months ended March 31, 2000, cash used by operating activities was $832,000. Although net income for the period amounted to $367,000, an increase in accounts and unbilled receivables of $1,555,000 was the primary reason for the use of cash during the first quarter of 2000. The increase in receivables was mainly attributable to the timing of cash collections on recurring services provided to certain major customers. CORE's investing activities used $1,237,000 of cash mostly to fund additions to property and equipment (including software development) of $1,173,000. CORE's financing activities provided $2,068,000 of cash for this period, mainly from net borrowings under the Fleet line of credit and proceeds from the issuance of common stock upon exercise of stock options.

CORE leases its facilities and certain computer and office equipment. During March 2000, CORE entered into a long-term facilities lease of approximately 25,000 sq. feet for its operations in Boston, Massachusetts. The lease is tentatively scheduled to begin on June 1, 2000 and expires after 124 months. Future lease commitments as of March 31, 2000, which relate substantially to space rental, for the nine months ended December 31, 2000 and the year ended December 31, 2001 are approximately $2.3 million and $2.8 million, respectively. All obligations held by CORE under lease commitments expire on various dates through September 2010 and total approximately $16.1 million as of March 31, 2000.

CORE has net operating loss carryforwards for federal and state income tax purposes of approximately $2.0 million and $9.9 million, respectively, as of March 31, 2000, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. As of May 8, 2000, outstanding borrowings under the Credit Agreement were $14,800,000. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the maximum commitment available under the Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2001.

IMPACT OF YEAR 2000 SYSTEM COMPLIANCE

CORE is not aware of any material problems resulting from the Year 2000 date change, either with its internal systems or the products and services of third parties. CORE will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

CORE entered into a revolving line of credit agreement with Fleet National Bank ("Fleet") on August 31, 1998 (the "Initial Credit Agreement"). The Initial Credit Agreement, as later amended and restated, was entered into for purposes other than trading. The outstanding borrowings under the Amended and Restated Credit Agreement bear interest at variable rates, which reset as prevailing market conditions change. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure.

See "Notes to Consolidated Condensed Financial Statements (Unaudited)," Note 2 contained elsewhere within this report for additional information.


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2000, CORE issued 248,703 shares of Common Stock to Transcend in connection with the Interim Award issued by an arbitrator. These shares of Common Stock were not registered under the Securities Act at the time of issuance, in reliance upon the exception contained in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

See "Notes to Consolidated Condensed Financial Statements (Unaudited)," Note 3 contained elsewhere within this report for additional information.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits. The following exhibits are included:

EXHIBIT
NUMBER    DESCRIPTION
-------  -------------

10.1* Amended and Restated Credit Agreement, dated as of February 28, 2000 between CORE, INC. and Fleet National Bank (excluding Schedules and Exhibits).

10.2* Agreement and Amendment to Capital Stock Purchase Agreement, effective as of April 1, 2000, between CORE, INC., Disability Reinsurance Management Services, Inc. and Michael D. Lachance, James
          T. Fallon, Lisa O. Hansen, David C. Mitchell and David K. Rich.

10.3* Amendment Number 1 to Employment Agreement, dated as of January 1, 2000, by and between Disability Reinsurance Management Services, Inc. and Michael D. Lachance.

10.4* Amendment Number 1 to Employment Agreement, dated as of January 1, 2000, by and between Disability Reinsurance Management Services, Inc. and James T. Fallon.

10.5* Amendment Number 1 to Employment Agreement, dated as of January 1, 2000, by and between Disability Reinsurance Management Services, Inc. and Lisa O. Hansen.

27.1*     Financial Data Schedule

------------------------------------
* Filed herewith

(b)       REPORTS ON FORM 8-K

CORE did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORE, INC.



Dated:  May 12, 2000               By:  /s/ WILLIAM E. NIXON
                                     -------------------------------------------
                                        William E. Nixon
                                        Chief Financial Officer, Executive
                                        Vice President and Treasurer
                                        (Duly authorized officer and Principal
                                        Financial Officer)