Form 10-Q
period 2000-06-30
CORE INC
filed 2000-08-14
CIK 880238

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

       Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         On August 11, 2000 there were 9,089,064 shares of the Registrant's
                              Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets (Unaudited)                                            3

             Consolidated Condensed Statements of Operations (Unaudited)                                  5

             Consolidated Condensed Statements of Cash Flows (Unaudited)                                  6

             Notes to Consolidated Condensed Financial Statements (Unaudited)                             7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                  14


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                           N/A

Item 2.      Changes in Securities and Use of Proceeds                                                   14

Item 3.      Defaults Upon Senior Securities                                                             N/A

Item 4.      Submission of Matters to a Vote of Security Holders                                         N/A

Item 5.      Other Information                                                                           N/A

Item 6.      Exhibits and Reports on Form 8-K                                                            14

Signatures                                                                                               15

                                                    CORE, INC.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          JUNE 30,             DECEMBER 31,
                                                                            2000                   1999
                                                                        (UNAUDITED)              (NOTE 1)
                                                                     -------------------    --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $113,157               $       -
   Accounts receivable, net of allowance for doubtful
      accounts of $480,294 at June 30, 2000 and $476,444 at
      December 31, 1999                                                       9,422,116               8,669,329
   Unbilled receivables                                                       3,555,728               2,628,030
   Notes receivable from officers                                                59,264                  69,662
   Prepaid expenses                                                             614,052                 802,990
   Other current assets                                                         652,647                 182,584
                                                                     -------------------    --------------------
Total current assets                                                         14,416,964              12,352,595


Unbilled receivables, net of current portion                                  1,761,607               2,577,723
Property and equipment, net                                                  10,482,660               8,918,285
Other assets, net                                                             1,682,740               1,787,226
Goodwill and intangibles, net of accumulated amortization of
   $3,054,585 at June 30, 2000 and $2,308,023 at December 31, 1999           27,296,341              25,963,841
                                                                     -------------------    --------------------

Total assets                                                                $55,640,312             $51,599,670
                                                                     ===================    ====================

                                                CORE, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                        JUNE 30,            DECEMBER 31,
                                                                          2000                  1999
                                                                       (UNAUDITED)            (NOTE 1)
                                                                   --------------------  --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $1,199,507              $875,795
   Accrued expenses                                                         3,611,164             3,492,859
   Accrued payroll                                                            976,275             1,073,642
   Borrowings under credit agreement                                        2,700,000                     -
   Notes payable                                                               79,435                77,674
   Capital lease obligations                                                   75,494                71,981
                                                                   --------------------  --------------------
Total current liabilities                                                   8,641,875             5,591,951


Borrowings under credit agreement, net of current portion                  11,500,000            14,300,000
Notes payable, net of current portion                                           1,800                41,528
Deferred rent, net of current portion                                          42,506                50,234
Capital lease obligations, net of current portion                             254,808               276,878


Stockholders' equity:
 Preferred stock, no par value, authorized 500,000 shares; no
   shares outstanding                                                               -                     -
 Common stock, $0.10 par value per share; authorized
   30,000,000 shares; issued and outstanding 9,089,064 at
   June 30, 2000 and 8,114,288 at December 31, 1999                           908,906               811,429
Additional paid-in capital                                                 43,621,770            40,515,660
Accumulated deficit                                                        (9,331,353)           (9,988,010)
                                                                   --------------------  --------------------
Total stockholders' equity                                                 35,199,323            31,339,079
                                                                   --------------------  --------------------
Total liabilities and stockholders' equity                                $55,640,312           $51,599,670
                                                                   ====================  ====================

See accompanying notes.

                                           CORE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------------------------------------------
                                                   2000              1999               2000              1999
                                             -----------------  ----------------  ----------------- ------------------
Revenues                                         $16,191,099       $16,706,465        $33,337,143        $31,402,096
Cost of services                                   8,528,691         9,808,111         17,320,408         18,327,696
                                             -----------------  ----------------  ----------------- ------------------
Gross profit                                       7,662,408         6,898,354         16,016,735         13,074,400

Operating expenses:
    Selling, general and administrative            5,408,046         4,293,440         10,587,812          8,193,918
    Depreciation and amortization                  1,086,467           973,739          2,168,215          1,839,174
    Non-recurring realignment charges                336,074                 -          1,484,266                  -
                                             -----------------  ----------------  ----------------- ------------------
       Total operating expenses                    6,830,587         5,267,179         14,240,293         10,033,092
                                             -----------------  ----------------  ----------------- ------------------

Income from operations                               831,821         1,631,175          1,776,442          3,041,308

Other income (expense):
    Gain on sale of subsidiary assets, net                 -           331,567                  -            331,567
    Interest income                                   10,763             2,121             21,564              4,442
    Interest expense                                (437,355)         (388,066)          (866,349)          (750,497)
                                             -----------------  ----------------  ----------------- ------------------
                                                    (426,592)          (54,378)          (844,785)          (414,488)
                                             -----------------  ----------------  ----------------- ------------------

Income before income taxes                           405,229         1,576,797            931,657          2,626,820

Income tax provision                                 115,000           315,359            275,000            483,320
                                             -----------------  ----------------  ----------------- ------------------

Net income                                          $290,229        $1,261,438           $656,657         $2,143,500
                                             =================  ================  ================= ==================

Net income per common share:
    Basic                                              $0.03             $0.16              $0.08              $0.27
                                             =================  ================  ================= ==================
    Diluted                                            $0.03             $0.15              $0.07              $0.26
                                             =================  ================  ================= ==================

Weighted average shares:
    Basic                                          9,071,000         7,904,000          8,626,000          7,879,000
                                             =================  ================  ================= ==================
    Diluted                                        9,168,000         8,497,000          8,820,000          8,399,000
                                             =================  ================  ================= ==================

See accompanying notes.

                                             CORE, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------------
                                                                                 2000                   1999
                                                                          -------------------    ------------------
Net cash provided by operating activities                                        $2,219,221               $166,085

Investing activities:
   Additions to property and equipment                                           (2,940,803)            (2,203,539)
   Additions to goodwill and intangible assets                                      (40,000)                    -
   Reductions on notes receivable                                                    73,341                 50,000
   Increase in other assets                                                        (163,276)               (23,994)
                                                                          ------------------     ------------------
Net cash used in investing activities                                            (3,070,738)            (2,177,533)

Financing activities:
   Borrowings under credit agreement                                              9,475,000              4,300,000
   Repayments under credit agreement                                             (9,575,000)            (3,900,000)
   Payments for origination and other fees pursuant to credit agreement             (28,590)              (347,276)
   Payments on notes payable                                                        (37,967)              (132,638)
   Payments on capital lease obligations                                            (33,294)               (21,732)
   Issuance of common stock upon exercise of stock options                        1,164,525                516,179
                                                                          ------------------     ------------------
Net cash provided by financing activities                                           964,674                414,533
                                                                          ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                                113,157             (1,596,915)
Cash and cash equivalents at beginning of period                                          -              2,226,020
                                                                          ==================     ==================
Cash and cash equivalents at end of period                                         $113,157               $629,105
                                                                          ==================     ==================

See accompanying notes.

                                     CORE, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   JUNE 30, 2000

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 contained in CORE's annual report on Form 10-K filed March 30, 2000, as amended by CORE's Form 10-K/A filed with the Securities and Exchange Commission on May 1, 2000.


NOTE 2 - CREDIT AGREEMENT

On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. The total credit facility under the terms of the First Amendment to the Amended and Restated Credit Agreement dated June 30, 2000 (the "Restated Credit Agreement") is $20,500,000 and is comprised of a $14,500,000 Term Loan and an available commitment of up to $6,000,000 in Revolving Loans. The Term Loan is subject to principal payments each quarter (beginning on September 30, 2000) in amounts ranging from $750,000 to $1,000,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

At June 30, 2000 and December 31, 1999, CORE had outstanding borrowings of $14,200,000 and $14,300,000, respectively, under the credit facility which were all tied to the prime base lending rate (9.50% at June 30, 2000) plus the applicable margin.

The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Restated Credit Agreement at June 30, 2000.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings through August 29, 2003.

In connection with the Initial Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Initial Credit Agreement, dated April 28, 1999, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share and expires June 30, 2004.

                                 CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED



NOTE 3 - STOCK ISSUANCE

On April 1, 2000, CORE issued 375,000 shares of its Common Stock to the former stockholders of Disability Reinsurance Management Services, Inc. ("DRMS"). CORE had acquired all of the shares of stock of DRMS pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 in a transaction accounted for as a purchase. The purchase price was subject to certain adjustments as set forth in the Capital Stock Purchase Agreement. The issuance of Common Stock during the second quarter represented the remaining consideration pursuant to an Agreement and Amended Capital Stock Purchase Agreement effective April 1, 2000 between CORE, DRMS and the former stockholders of DRMS. The stock issuance, representing additional goodwill and intangibles valued at $2,039,000, is being amortized on a straight-line basis over an average remaining life of 24.5 years.


NOTE 4 - ARBITRATION

On June 12, 2000, an arbitrator issued a Final Award pertaining to a dispute over matters involving an Asset Purchase Agreement dated March 17, 1998 between CORE and its wholly owned subsidiary, TCM Services, Inc. ("TCM") and Transcend Services, Inc. and Transcend Case Management, Inc. (collectively "Transcend"). Under the terms of the Final Award, the parties agreed that CORE and TCM have entirely fulfilled their obligations to Transcend with respect to all of the matters in the proceeding.

The obligations of CORE and TCM were set forth in the arbitrator's Interim Award dated February 10, 2000 in which he concluded that CORE and TCM breached the Asset Purchase Agreement with Transcend. TCM had acquired in March 1998 and subsequently returned in December 1998, certain assets relating to Transcend's workers' compensation case management services (the "Business.") The arbitrator ordered CORE and TCM to pay Transcend the calculated earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorneys' fees and costs. The resulting earn-out consideration, amounting to $1,740,920, was required to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00). On March 31, 2000, CORE issued 248,703 shares of its common stock to Transcend and reimbursed Transcend $183,270 for associated attorney fees and costs. The charges associated with the stock issuance and cost reimbursement to Transcend were recorded in December 1999.


NOTE 5 - REALIGNMENT CHARGES

CORE recorded non-recurring charges of $336,000 and $1,484,000 during the three and six-month periods ended June 30, 2000 as a result of realignment activities within its service lines and administrative functions. The charges primarily include severance costs related to a reduction in workforce and costs to initiate the relocation of the WorkAbility(R) data center from the East Coast to the West Coast.

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED



NOTE 6 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------  ------------------------------------
                                                  2000               1999                2000               1999
                                            -----------------  ------------------  -----------------  -----------------
 Numerator:
    Net income                                      $290,000          $1,261,000           $657,000         $2,144,000
                                            =================  ==================  =================  =================
 Denominator:
    Denominator for basic earnings per
       share: weighted-average shares              9,071,000           7,904,000          8,626,000          7,879,000
    Effect of dilutive stock options and
       warrants                                       97,000             593,000            194,000            520,000
                                            -----------------  ------------------  -----------------  -----------------

   Denominator for diluted earnings per
       share: adjusted weighted-average
       shares and assumed conversions              9,168,000           8,497,000          8,820,000          8,399,000
                                            =================  ==================  =================  =================

 Basic earnings per share                              $0.03               $0.16              $0.08              $0.27
                                            =================  ==================  =================  =================
 Diluted earnings per share                            $0.03               $0.15              $0.07              $0.26
                                            =================  ==================  =================  =================


NOTE 7 - SEGMENT REPORTING

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


NOTE 8 - COMPREHENSIVE INCOME

Total comprehensive income was $290,000 and $657,000 for the three and six-month periods ended June 30, 2000 and $1,261,000 and $2,144,000 for the three and six-month periods ended June 30, 1999, respectively.


NOTE 9 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

CURRENT DEVELOPMENTS

On April 1, 2000, CORE issued 375,000 shares of its Common Stock to the former stockholders of Disability Reinsurance Management Services, Inc. ("DRMS"). CORE had acquired all of the shares of stock of DRMS pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 in a transaction accounted for as a purchase. The purchase price was subject to certain adjustments as set forth in the Capital Stock Purchase Agreement. The issuance of Common Stock during the second quarter represented the remaining consideration pursuant to an Agreement and Amended Capital Stock Purchase Agreement effective April 1, 2000 between CORE, DRMS and the former stockholders of DRMS. The stock issuance, representing additional goodwill and intangibles valued at $2,039,000, is being amortized on a straight-line basis over an average remaining life of 24.5 years.

On June 12, 2000, an arbitrator issued a Final Award pertaining to a dispute over matters involving an Asset Purchase Agreement dated March 17, 1998 between CORE and its wholly owned subsidiary, TCM Services, Inc. ("TCM") and Transcend Services, Inc. and Transcend Case Management, Inc. (collectively "Transcend"). Under the terms of the Final Award, the parties agreed that CORE and TCM have entirely fulfilled their obligations to Transcend with respect to all of the matters in the proceeding.

The obligations of CORE and TCM were set forth in the arbitrator's Interim Award dated February 10, 2000 in which he concluded that CORE and TCM breached the Asset Purchase Agreement with Transcend. TCM had acquired in March 1998 and subsequently returned in December 1998, certain assets relating to Transcend's workers' compensation case management services (the "Business.") The arbitrator ordered CORE and TCM to pay Transcend the calculated earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorneys' fees and costs. The resulting earn-out consideration, amounting to $1,740,920, was required to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00). On March 31, 2000, CORE issued 248,703 shares of its common stock to Transcend and reimbursed Transcend $183,270 for associated attorney fees and costs. The charges associated with the stock issuance and cost reimbursement to Transcend were recorded in December 1999.

CORE recorded non-recurring charges of $336,000 and $1,484,000 during the three and six-month periods ended June 30, 2000 as a result of realignment activities within its service lines and administrative functions. The second quarter charges primarily relate to the relocation of the WorkAbility data center from the East Coast to the West Coast.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                     -------------- ------------ ------------ -------------
                                                         2000          1999         2000          1999
                                                     -------------- ------------ ------------ -------------
    Revenue                                                100.0%      100.0%        100.0%        100.0%
    Cost of services                                        52.7        58.7          52.0          58.4
    Gross profit                                            47.3        41.3          48.0          41.6
    Selling, general and administrative expense             33.4        25.7          31.8          26.1



The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                              THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                               2000                 1999                    2000                 1999
                                       -----------------------------------------     -----------------------------------------
                                         Amount    Percent    Amount    Percent        Amount    Percent    Amount    Percent
                                       ---------- --------- ---------- ---------     ---------- --------- ---------- ---------
                                                 (Dollars in thousands)                        (Dollars in thousands)
Integrated Disability Management         $11,679       72%    $12,131       73%        $24,0689       74%   $22,508      72%
Peer Review Analysis                       2,952       18       2,242       13           5,706        17      4,471      14
Exiting /exited services                       -        -         452        3               -         -      1,008       3
Other service lines                        1,560       10       1,881       11           2,942         9      3,415      11
                                       -----------------------------------------     -----------------------------------------
                                         $16,191      100%    $16,706      100%        $33,337       100%   $31,402     100%
                                       =========================================     =========================================


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

CORE's overall revenues decreased by $515,000 or 3% for the three months ended June 30, 2000 and increased by $1,935,000 or 6% for the six months ended June 30, 2000, as compared to similar periods in 1999.

Revenues from Integrated Disability Management decreased by $452,000 or 4% for the three months ended June 30, 2000 and increased $2,181,000 or 10% for the six months ended June 30, 2000, as compared to the same periods in 1999. The decrease in the three-month period primarily related to decreased services to two large clients in CORE's WorkAbility Absence Management program as offset by an increase in revenues from Disability Reinsurance Management Services, Inc. ("DRMS"). Revenues from DRMS contributed 102% of the increase in Integrated Disability Management revenues for the six months ended June 30, 2000, as compared to the same period in 1999.

Revenues from the Peer Review Analysis service line increased $710,000 or 32% and $1,235,000 or 28% for the three and six-month periods ended June 30, 2000, respectively, as compared to the same periods in the previous year. The respective increases for this service line were due to the addition of new clients and an increase in the volume of referrals from existing clients over the past year.

Revenues from services that CORE expected to exit in 1999 contained the behavioral health programs of Integrated Behavioral Health, Inc. ("IBH"). As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited service line ceased.

Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased $321,000 or 17% and $473,000 or 14% overall, for the three month and six month periods ended June 30, 2000, respectively, as compared to the same periods in 1999. CORE expects that revenues from other service lines will continue to decline in future periods.

CORE's top five clients represented 38% of revenues for the six months ended June 30, 2000 as compared to 43% for the same period in 1999. Bell Atlantic accounted for approximately 14% and 18% of revenues for the six-month periods ended June 30, 2000 and 1999, respectively. SBC Communications represented 11% of revenues for the six-month period ended June 30, 1999. No other single client represented more than 10% of total revenues for the six-month periods ended June 30, 2000 or 1999.

Cost of services for CORE include direct expenses associated with the delivery of our review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services decreased $1,279,000 or 13% for the three months ended June 30, 2000 as compared to the second quarter of 1999. For the six months ended June 30, 2000, cost of services decreased $1,008,000 or 5% as compared to the same period in 1999. The decrease is primarily the result of decreased staffing levels required to service CORE's WorkAbility Absence Management program clients in addition to the elimination of expenses associated with the IBH operations sold during 1999.

CORE's gross profit performance for the six months ended June 30, 2000 increased to 48% from 42% in 1999. Gross profit performance for each of CORE's principal service lines for the six months ended June 30, 2000 and 1999, respectively, are: 48% and 42% for Integrated Disability Management, 46% and 38% for Peer Review Analysis, and 49% and 49% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced by efficiencies realized in providing services to CORE's WorkAbility Absence Management program existing client base along with the increased growth in DRMS. The increase realized under Peer Review Analysis is primarily due to greater efficiencies in providing services to a larger client base.

Selling, general and administrative expenses include the cost of salaries for sales, executive, administrative and information services personnel, rent, travel expenses and other overhead items. Selling, general and administrative expenses increased $1,115,000 or 26% for the three months ended June 30, 2000 from the second quarter of 1999. For the six months ended June 30, 2000, selling, general and administrative expenses increased $2,394,000 or 29% as compared to the same period in 1999. Higher personnel and other costs associated with supporting CORE's expanded growth in operations in 2000 contributed in part to the increase in selling, general and administrative expenses. CORE also increased sales and product development activities during the first six months of 2000 as compared to the same period in 1999. Finally, CORE incurred additional costs associated with the maintenance of our computer network hardware and software as capacity has been expanded to accommodate anticipated growth. As a result of the increased activities, selling, general and administrative expenses, as a percentage of revenues, increased to 33% for the three months ended June 30, 2000 from 26% for the second quarter of 1999. For the six months ended June 30, 2000, selling, general and administrative costs increased to 32%, as compared to 26% for the same period in 1999.

Depreciation and amortization expenses increased $113,000 or 12% and $329,000 or 18% for the three and six-month periods ended June 30, 2000, respectively, as compared to similar periods in 1999. The increase is primarily related to the development of internal use software and purchases of network hardware that CORE has invested in over the past year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. The total credit facility under the terms of the First Amendment to the Amended and Restated Credit Agreement dated June 30, 2000 (the "Restated Credit Agreement") is $20,500,000 and is comprised of a $14,500,000 Term Loan and an available commitment of up to $6,000,000 in Revolving Loans. The Term Loan is subject to principal payments each quarter (beginning on September 30, 2000) in amounts ranging from $750,000 to $1,000,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

At June 30, 2000 and December 31, 1999, CORE had outstanding borrowings of $14,200,000 and $14,300,000, respectively, under the credit facility which were all tied to the prime base lending rate (9.50% at June 30, 2000) plus the applicable margin.

The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Restated Credit Agreement at June 30, 2000.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings through August 29, 2003.

In connection with the Initial Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Initial Credit Agreement, dated April 28, 1999, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share and expires June 30, 2004.

For the six months ended June 30, 2000, CORE's cash and cash equivalents increased by $113,000 from a balance of zero at December 31, 1999. CORE typically uses all available cash and cash equivalents to reduce the revolving line of credit. Cash provided by operating activities during this period was $2,219,000 which was in excess of net income of $657,000 for the six-month period mainly due to the impact of non-cash expenses attributable to depreciation and amortization, as offset by a net increase of accounts and unbilled receivables. CORE's investing activities used $3,071,000 of cash mostly to fund additions to property and equipment (including software development) of $2,941,000. CORE's financing activities provided $965,000 of cash for this period, mainly from proceeds from the issuance of common stock upon exercise of stock options.

CORE leases its facilities and certain computer and office equipment. Future lease commitments as of June 30, 2000, which relate substantially to space rental, for the six months ended December 31, 2000 and the year ended December 31, 2001 are approximately $1.5 million and $2.7 million, respectively. All obligations held by CORE under lease commitments expire on various dates through September 30, 2010 and total approximately $15.3 million as of June 30, 2000.

CORE has net operating loss carryforwards for federal and state income tax purposes of approximately $2.0 million and $9.9 million, respectively, as of June 30, 2000, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the available commitment under the Restated Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2001.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

CORE entered into a credit agreement with Fleet National Bank ("Fleet") on August 31, 1998 (the "Initial Credit Agreement"). The Initial Credit Agreement, as later amended and restated, was entered into for purposes other than trading. The outstanding borrowings under the First Amendment to Amended and Restated Credit Agreement bear interest at variable rates, which reset as prevailing market conditions change. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure. See "Notes to Consolidated Condensed Financial Statements (Unaudited)," Note 2 contained elsewhere within this report for additional information.


                                 PART II

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective April 1, 2000, CORE issued 375,000 shares of its Common Stock to the former stockholders of Disability Reinsurance Management Services, Inc. ("DRMS") as the remaining consideration for all their capital stock of DRMS pursuant to the Amended Capital Stock Purchase Agreement between CORE, DRMS and the former stockholders of DRMS.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.  The following exhibits are included:

Exhibit
Number    Description
------    -----------
10.1*     First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2000 between CORE, INC. and Fleet National Bank
          (excluding Schedules and Exhibits).

27.1*     Financial Data Schedule

------------------------------------
* Filed herewith

(b)       REPORTS ON FORM 8-K

CORE did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORE, INC.



Dated:  August 14, 2000                 By: /s/ William E. Nixon
                                           -----------------------------------
                                           William E. Nixon
                                           Chief Financial Officer, Executive
                                           Vice President and Treasurer
                                           (Duly authorized officer and
                                           Principal Financial Officer)