Form 10-Q
period 2000-09-30
CORE INC
filed 2000-11-14
CIK 880238

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          On November 10, 2000 there were 9,089,064 shares of the Registrant's Common Stock outstanding.

                                   CORE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets (Unaudited)                                                3

            Consolidated Condensed Statements of Operations (Unaudited)                                      5

            Consolidated Condensed Statements of Cash Flows (Unaudited)                                      6

            Notes to Consolidated Condensed Financial Statements (Unaudited)                                 7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations           11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                      15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               N/A

Item 2.     Changes in Securities and Use of Proceeds                                                       N/A

Item 3.     Defaults Upon Senior Securities                                                                 N/A

Item 4.     Submission of Matters to a Vote of Security Holders                                             15

Item 5.     Other Information                                                                               16

Item 6.     Exhibits and Reports on Form 8-K                                                                16

Signatures                                                                                                  17



                                   CORE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                               2000                   1999
                                                                           (UNAUDITED)              (NOTE 1)
                                                                       -------------------    --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   233,569             $         -
   Accounts receivable, net of allowance for doubtful
      accounts of $705,466 at September 30, 2000 and $476,444
      at December 31, 1999                                                   11,825,715               8,669,329
   Unbilled receivables                                                       3,442,843               2,628,030
   Notes receivable from officers                                                69,662                  69,662
   Prepaid expenses                                                             279,597                 802,990
   Other current assets                                                         749,837                 182,584
                                                                        ---------------         ---------------
Total current assets                                                         16,601,223              12,352,595

Unbilled receivables, net of current portion                                    597,541               2,577,723
Property and equipment, net                                                  11,662,647               8,918,285
Other assets, net                                                             1,635,045               1,787,226
Goodwill and intangibles, net of accumulated amortization of
   $3,438,259 at September 30, 2000 and $2,308,023 at
   December 31, 1999                                                         26,912,667              25,963,841
                                                                        ---------------         ---------------

Total assets                                                                $57,409,123             $51,599,670
                                                                        ===============         ===============


                                   CORE, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                          2000                  1999
                                                                       (UNAUDITED)            (NOTE 1)
                                                                   -------------------   -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $738,511              $875,795
   Accrued expenses                                                         3,268,543             3,492,859
   Accrued payroll                                                            496,491             1,073,642
   Borrowings under credit agreement                                        1,925,000                     -
   Notes payable                                                               61,751                77,674
   Capital lease obligations                                                  140,869                71,981
                                                                       --------------         -------------
Total current liabilities                                                   6,631,165             5,591,951


Borrowings under credit agreement, net of current portion                  16,750,000            14,300,000
Notes payable, net of current portion                                               -                41,528
Deferred rent, net of current portion                                         144,967                50,234
Capital lease obligations, net of current portion                             475,599               276,878


Stockholders' equity:
 Preferred stock, no par value, authorized 500,000 shares; no
   shares outstanding                                                               -                     -
 Common stock, $0.10 par value per share; authorized
   30,000,000 shares; issued and outstanding 9,089,064 at
   September 30, 2000 and 8,114,288 at December 31, 1999                      908,906               811,429
Additional paid-in capital                                                 43,621,770            40,515,660
Accumulated deficit                                                       (11,123,284)           (9,988,010)
                                                                       --------------         -------------
Total stockholders' equity                                                 33,407,392            31,339,079

                                                                       --------------         -------------
Total liabilities and stockholders' equity                                $57,409,123           $51,599,670
                                                                       ==============         =============


See accompanying notes.

                                   CORE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------------
                                                   2000                1999               2000               1999
                                             ------------------  -----------------   ----------------  ------------------
Revenues                                          $14,612,468        $16,317,604        $47,949,611         $47,719,699
Cost of services                                    8,403,421          8,916,925         25,713,448          27,244,620
                                             ------------------  -----------------   ----------------  ------------------
Gross profit                                        6,209,047          7,400,679         22,236,163          20,475,079

Operating expenses:
    Selling, general and administrative             5,801,115          4,680,572         16,268,333          12,659,491
    Depreciation and amortization                   1,065,866            958,249          3,234,081           2,797,423
    Provision for doubtful accounts                   206,000             75,000            336,975             290,000
    Non-recurring restructuring charges             1,117,167                  -          2,601,433                   -
                                             ------------------  -----------------   ----------------  ------------------
       Total operating expenses                     8,190,148          5,713,821         22,440,822          15,746,914
                                             ------------------  -----------------   ----------------  ------------------

Income (loss) from operations                       (1,981,101)        1,686,858           (204,659)          4,728,165

Other income (expense):
    Gain on sale of subsidiary assets, net                  -                  -                  -             331,567
    Interest income                                     8,900             14,554             30,463              18,996
    Interest expense                                 (494,730)          (428,321)        (1,361,078)         (1,178,818)
                                             ------------------  -----------------   ----------------  ------------------
                                                     (485,830)          (413,767)        (1,330,615)           (818,255)
                                             ------------------  -----------------   ----------------  ------------------

Income (loss) before income taxes                  (2,466,931)         1,273,091         (1,535,274)          3,899,910

Income tax provision (benefit)                       (675,000)           255,000           (400,000)            738,320
                                             ------------------  -----------------   ----------------  ------------------

Net income (loss)                                 $(1,791,931)        $1,018,091        $(1,135,274)         $3,161,590
                                             ==================  =================   ================  ==================

Net income (loss) per common share:
    Basic                                               $(0.20)            $0.13              $(0.13)             $0.40
                                             ==================  =================   ================  ==================
    Diluted                                             $(0.20)            $0.12              $(0.13)             $0.37
                                             ==================  =================   ================  ==================

Weighted average shares:
    Basic                                            9,089,000         7,981,000           8,780,000          7,913,000
                                             ==================  =================   ================  ==================
    Diluted                                          9,089,000         8,539,000           8,780,000          8,446,000
                                             ==================  =================   ================  ==================


See accompanying notes.

                                   CORE, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------- -- ------------------
                                                                                 2000                   1999
                                                                          -------------------    ------------------
Net cash provided by (used in) operating activities                             $  (444,326)           $  274,719

Investing activities:
   Additions to property and equipment                                           (4,529,540)           (2,737,430)
   Additions to goodwill and intangible assets                                      (40,000)                    -
   Proceeds from sale of subsidiary assets                                               -                 50,000
   Reductions on notes receivable                                                   97,900                 35,425
   Increase in other assets                                                         (61,493)              (11,327)
                                                                          ------------------     -----------------
Net cash used in investing activities                                            (4,533,133)           (2,663,332)

Financing activities:
   Borrowings under credit agreement                                             16,775,000             9,400,000
   Repayments under credit agreement                                            (12,400,000)           (9,200,000)
   Payments for origination and other fees pursuant to credit agreement            (197,042)             (472,276)
   Payments on notes payable                                                        (57,452)             (198,087)
   Payments on capital lease obligations                                            (74,003)              (41,238)
   Issuance of common stock upon exercise of stock options                        1,164,525               674,194
                                                                          ------------------     -----------------
Net cash provided by financing activities                                         5,211,028               162,593
                                                                          ------------------     -----------------

Net increase (decrease) in cash and cash equivalents                                233,569            (2,226,020)
Cash and cash equivalents at beginning of period                                          -             2,226,020
                                                                          ------------------     -----------------
Cash and cash equivalents at end of period                                       $  233,569            $        -
                                                                          ==================     =================


See accompanying notes.

                                   CORE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 contained in CORE's annual report on Form 10-K filed March 30, 2000, as amended by CORE's Form 10-K/A filed with the Securities and Exchange Commission on May 1, 2000.

NOTE 2 - CREDIT AGREEMENT

On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. The total credit facility under the terms of the Second Amendment to the Amended and Restated Credit Agreement dated September 30, 2000 (as amended, the "Restated Credit Agreement") is $20,500,000 and is comprised of a $14,500,000 Term Loan and an available commitment of up to $6,000,000 in Revolving Loans. The Term Loan is subject to principal payments each quarter (beginning on September 30, 2000) in amounts ranging from $750,000 to $1,000,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. At September 30, 2000, the maximum credit availability was $19,750,000. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

At September 30, 2000 and December 31, 1999, CORE had outstanding borrowings of $18,675,000 and $14,300,000, respectively, under the credit facility which were all tied to the prime base lending rate (9.50% at September 30, 2000) plus the applicable margin.

The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth, minimum earnings and maximum capital expenditure levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent.

For the quarter ending September 30, 2000, CORE did not satisfy certain financial covenants set forth in the Restated Credit Agreement. Specific covenants that were out of compliance consisted of the minimum interest coverage, minimum debt service coverage, minimum fixed charge coverage and the minimum earnings requirement. A waiver, effective as of September 30, 2000, was granted by Fleet with respect to these unsatisfied covenants, in exchange for certain modifications outlined in the second amendment to the Restated Credit Agreement. These modifications primarily consist of restrictions on future allowable capital expenditure levels and a requirement to reduce the balance outstanding on the revolving loan commitment to $3,000,000 or less for at least one business day during each fiscal quarter, beginning in the fourth quarter 2000. CORE met this latter requirement for the fourth quarter on October 23, 2000.

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


NOTE 2 - CREDIT AGREEMENT (CONTINUED)

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

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 5 - RESTRUCTURING CHARGES

CORE recorded non-recurring charges of $1,117,000 and $2,601,000 during the three and nine-month periods ended September 30, 2000, respectively, as a result of restructuring activities within its service lines and administrative functions. The charges primarily relate to workforce reductions in the WorkAbility(R) Absence Management Program in the first and third quarters of 2000 and costs to relocate the WorkAbility(R) data center from the East Coast to the West Coast.

Severance and other separation costs relating to reductions in the overall workforce amounted to approximately $905,000 and $1,706,000 for the three and nine-month periods ended September 30, 2000, respectively. Approximately 70 positions have been eliminated in connection with these restructuring activities. Other non-recurring costs, including $397,000 for the data center move, were incurred during the nine months ended September 30, 2000 as a result of related service line realignment activities to further streamline the operations.

Unpaid restructuring charges of $1,075,000, which will be primarily disbursed through June 2001, are included in accrued expenses on the accompanying Consolidated Condensed Balance Sheet at September 30, 2000.

NOTE 6 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:


                                             THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------  -------------------------------------
                                                 2000                1999                2000               1999
                                          -------------------  ------------------  -----------------  ------------------

 Numerator:
    Net income (loss)                            $(1,792,000)         $1,018,000        $(1,135,000)         $3,162,000
                                          ===================  ==================  =================  ==================
 Denominator:
    Denominator for basic earnings
       (loss) per share: weighted-
       average shares                              9,089,000           7,981,000          8,780,000           7,913,000
    Effect of dilutive stock options and
       warrants                                            -             558,000                  -             533,000
                                          -------------------  ------------------  -----------------  ------------------

   Denominator for diluted earnings
       (loss) per share: adjusted
       weighted-average shares and
       assumed conversions                         9,089,000           8,539,000          8,780,000           8,446,000
                                          ===================  ==================  =================  ==================

 Basic earnings (loss) per share                      $(0.20)              $0.13             $(0.13)               $0.40
                                          ===================  ==================  =================  ==================
 Diluted earnings (loss) per share                    $(0.20)              $0.12             $(0.13)               $0.37
                                          ===================  ==================  =================  ==================


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

                                   CORE, INC.
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was $(1,792,000) and $(1,135,000) for the three and nine-month periods ended September 30, 2000, and $1,018,000 and $3,162,000 for the three and nine-month periods ended September 30, 1999, respectively.

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

In September 2000, CORE established a new operation from its disability reinsurance management services and WorkAbility businesses concerning integrated disability management for small, mid-market and existing large clients. This reorganized unit will accelerate the refinement and marketing of CORE's optimized integrated disability management ("IDM") product called WorkAbility IDM, designed for mid-market employers.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and CORE's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors CORE believes could cause such results to differ include CORE's reliance on its WorkAbility program, CORE's ability to market and sell its WorkAbility IDM product to mid-market employers, CORE's dependence on key clients, CORE's ability to satisfy financial covenants in the credit agreement with its lender, risks associated with CORE's growth strategy, increases or changes in government regulation and competition. The foregoing list of factors is not intended to represent a complete list of the general or specific risks that may affect CORE. It should be recognized that other risks might be significant, presently or in the future. CORE does not intend to update or publicly release any revisions to the forward-looking statements.

CURRENT DEVELOPMENTS

CORE recorded non-recurring charges of $1,117,000 and $2,601,000 during the three and nine-month periods ended September 30, 2000, respectively, as a result of restructuring activities within its service lines and administrative functions. The charges primarily relate to workforce reductions in the WorkAbility program in the first and third quarters of 2000 and costs to relocate the WorkAbility data center from the East Coast to the West Coast.

Severance and other separation costs relating to reductions in the overall workforce amounted to approximately $905,000 and $1,706,000 for the three and nine-month periods ended September 30, 2000, respectively. Approximately 70 positions have been eliminated in connection with these restructuring activities. Other non-recurring costs, including $397,000 for the data center move, were incurred during the nine months ended September 30, 2000 as a result of related service line realignment activities to further streamline the operations.

Unpaid restructuring charges of $1,075,000, which will be primarily disbursed through June 2001, are included in accrued expenses on the accompanying Consolidated Condensed Balance Sheet at September 30, 2000.

Due in part to these restructuring charges, CORE did not satisfy certain financial covenants of its credit facility entered into with Fleet National Bank ("Fleet") as of the end of the third quarter 2000. Fleet has provided CORE with a waiver for these unsatisfied covenants in connection with the Second Amendment to the Amended and Restated Credit Agreement dated as of September 30, 2000. See "Notes to Consolidated Condensed Financial Statements (Unaudited)," Note 2 and "Financial Condition, Liquidity and Capital Resources" contained elsewhere in this report for additional information.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                 --------------------------  -------------------------
                                                     2000          1999         2000          1999
                                                 -------------  -----------  -----------  ------------
Revenue                                                100.0%      100.0%        100.0%        100.0%
Cost of services                                        57.5        54.6          53.6          57.1
Gross profit                                            42.5        45.4          46.4          42.9
Selling, general and administrative expense             39.7        28.7          33.9          26.5
Provision for doubtful accounts                          1.4         0.5           0.7           0.6


The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:


                                    THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                       2000                   1999                       2000                   1999
                              -------------------- ----------------------     ----------------------- ----------------------
                                 Amount    Percent     Amount    Percent         Amount      Percent      Amount    Percent
                              ---------- ---------- ---------- ----------     ---------- ------------ ----------- ----------
                                         (Dollars in thousands)                           (Dollars in thousands)
Integrated Disability
   Management                    $10,473        72%     $12,434       76%         $35,162         73%      $34,943         73%

Peer Review Analysis               2,636        18        2,327       14            8,343         17         6,798         14
Exiting /exited services               -         -            -        -                -          -         1,008          2
Other service lines                1,503        10        1,557       10            4,445         10         4,971         11
                               ---------- ---------- ---------- ----------    ----------- ----------- ------------ ----------
                                 $14,612       100%     $16,318      100%         $47,950        100%      $47,720        100%
                               ========== ========== ========== ==========    =========== =========== ============ ==========


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

CORE's overall revenues decreased by $1,706,000 or 10% for the three months ended September 30, 2000 and increased by $230,000 or 0.5% for the nine months ended September 30, 2000, as compared to similar periods in 1999.

Revenues from Integrated Disability Management decreased by $1,961,000 or 16% for the three months ended September 30, 2000 and increased $219,000 or 1% for the nine months ended September 30, 2000, as compared to the same periods in 1999. The decrease in revenue for the three-month period is primarily concentrated among a small number of clients within the WorkAbility(R) Absence Management program. This was due to reductions in services and fees from our largest client, the loss of a large client following a merger and census adjustments with another large client.

Revenues from the Peer Review Analysis service line increased $309,000 or 13% and $1,545,000 or 23% for the three and nine-month periods ended September 30, 2000, respectively, as compared to the same periods in the previous year. The respective increases for this service line were due to the addition of new clients and an increase in the volume of referrals from existing clients over the past year.

Revenues from services that CORE expected to exit in 1999 contained the behavioral health programs of Integrated Behavioral Health, Inc. ("IBH"). As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited service line ceased.

Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased $54,000 or 3% and $526,000 or 11% for the three month and nine-month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. CORE expects that revenues from other service lines will continue to decline in future periods.

CORE's top five clients represented 38% of revenues for the nine months ended September 30, 2000 as compared to 43% for the same period in 1999. Verizon accounted for approximately 13% and 18% of revenues for the nine-month periods ended September 30, 2000 and 1999, respectively. SBC Communications represented 9% and 10% of revenues for the nine-month periods ended September 30, 2000 and 1999, respectively. No other single client represented more than 10% of total revenues for the nine-month periods ended September 30, 2000 or 1999.

Cost of services for CORE include direct expenses associated with the delivery of our review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services decreased $514,000 or 6% for the three months ended September 30, 2000 as compared to the third quarter of 1999. For the nine months ended September 30, 2000, cost of services decreased $1,532,000 or 6% as compared to the same period in 1999. The decrease is primarily the result of decreased staffing levels required to service CORE's WorkAbility Absence Management program clients in addition to the elimination of expenses associated with the IBH operations sold during 1999.

CORE's gross profit performance for the nine months ended September 30, 2000 increased to 46% from 43% in 1999. Gross profit performance for each of CORE's principal service lines for the nine months ended September 30, 2000 and 1999, respectively, are: 46% and 44% for Integrated Disability Management, 44% and 38% for Peer Review Analysis, and 50% and 49% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced by efficiencies realized in providing services to CORE's WorkAbility Absence Management program existing client base along with the increased growth in disability reinsurance management services. The increase realized under Peer Review Analysis is primarily due to greater efficiencies in providing services to a larger client base.

Selling, general and administrative expenses include the cost of salaries for sales, executive, administrative and information services personnel, rent, travel expenses and other overhead items. Selling, general and administrative expenses increased $1,251,000 or 26% for the three months ended September 30, 2000 from the third quarter of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased $3,656,000 or 28% as compared to the same period in 1999. The increase in 2000 was due in part to $495,000 in consulting expenses recognized during the third quarter related to a special one-time project initiated to improve efficiencies within the WorkAbility(R) Absent Management program. This project has resulted in the streamlining of operations, leading to an expected annualized reduction in payroll of approximately $2,900,000, and the development of an optimized integrated disability management product appropriate for the middle market. CORE also increased sales and product development activities during the first nine months of 2000 as compared to the same period in 1999. Finally, an increase in the levels of general and administrative personnel and increased maintenance expenses for our computer network hardware and software associated with supporting CORE's anticipated growth in operations in 2000 also contributed to the increase in selling, general and administrative expenses as compared to 1999. As a result of the increased activities, selling, general and administrative expenses, as a percentage of revenues, increased to 41% for the three months ended September 30, 2000 from 29% for the third quarter of 1999. For the nine months ended September 30, 2000, selling, general and administrative costs increased to 35%, as compared to 27% for the same period in 1999.

Depreciation and amortization expenses increased $108,000 or 11% and $437,000 or 16% for the three and nine-month periods ended September 30, 2000, respectively, as compared to similar periods in 1999. The increase is primarily related to the development of internal use software and purchases of network hardware that CORE has invested in over the past year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. The total credit facility under the terms of the Second Amendment to the Amended and Restated Credit Agreement dated September 30, 2000 (as amended, the "Restated Credit Agreement") is $20,500,000 and is comprised of a $14,500,000 Term Loan and an available commitment of up to $6,000,000 in Revolving Loans. The Term Loan is subject to principal payments each quarter (beginning on September 30, 2000) in amounts ranging from $750,000 to $1,000,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. At September 30, 2000, the maximum credit availability was $19,750,000. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

At September 30, 2000 and December 31, 1999, CORE had outstanding borrowings of $18,675,000 and $14,300,000, respectively, under the credit facility which were all tied to the prime base lending rate (9.50% at September 30, 2000) plus the applicable margin.

The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth, minimum earnings and maximum capital expenditure levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent.

For the quarter ending September 30, 2000, CORE did not satisfy certain financial covenants. Specific covenants that were out of compliance consisted of the minimum interest coverage, minimum debt service coverage, minimum fixed charge coverage and the minimum earnings requirement. A waiver, effective as of September 30, 2000, was granted by Fleet with respect to these unsatisfied covenants, in exchange for certain modifications outlined in the second amendment to the Restated Credit Agreement. These modifications primarily consist of restrictions on future allowable capital expenditure levels and a requirement to reduce the balance outstanding on the revolving loan commitment to $3,000,000 or less for at least one business day during each fiscal quarter, beginning in the fourth quarter 2000. CORE met this latter requirement for the fourth quarter on October 23, 2000.

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

For the nine months ended September 30, 2000, CORE's cash and cash equivalents increased by $234,000 from a balance of zero at December 31, 1999. CORE typically uses all available cash and cash equivalents to reduce the revolving line of credit. CORE's operating activities during this period used $444,000, which was mainly due to the net loss of $1,135,000 for the nine-month period plus the net increase of accounts and unbilled receivables of $1,991,000, as offset by the non-cash expenses attributable to depreciation and amortization. CORE's investing activities used $4,533,000 of cash mostly to fund additions to property and equipment (including software development) of $4,530,000. CORE's financing activities provided $5,211,000 of cash for this period, mainly from borrowings on the credit facility in addition to proceeds from the issuance of common stock upon exercise of stock options.

CORE leases its facilities and certain computer and office equipment. Future lease commitments as of September 30, 2000, which relate substantially to space rental, for the three months ended December 31, 2000 and the year ended December 31, 2001 are approximately $800,000 and $2,700,000, respectively. All obligations held by CORE under lease commitments expire on various dates through September 30, 2010 and total approximately $14,600,000 as of September 30, 2000.

CORE has net operating loss carryforwards for federal and state income tax purposes of approximately $6,000,000 and $18,000,000, respectively, as of September 30, 2000, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. As of November 10, 2000, outstanding borrowings under the credit facility were $15,400,000. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the available commitment under the Restated Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of funds will be sufficient to meet its liquidity and funding requirements through at least the year 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

CORE entered into a credit agreement with Fleet National Bank ("Fleet") on August 31, 1998 (the "Initial Credit Agreement"). The Initial Credit Agreement, as later amended and restated, was entered into for purposes other than trading. The outstanding borrowings under the Second Amendment to Amended and Restated Credit Agreement bear interest at variable rates, which reset as prevailing market conditions change. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure. See "Notes to Consolidated Condensed Financial Statements (Unaudited)," Note 2 contained elsewhere within this report for additional information.

                                   PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting in lieu of the Annual Meeting of Stockholders was held July 27, 2000 in Irvine, California.

The vote to elect two persons as Class III Directors of CORE was as follows:


                                           FOR                WITHHELD AUTHORITY
                                          -----               ------------------
    George C. Carpenter                  8,055,222                 218,150
    Craig C. Horton                      8,052,685                 220,687


Accordingly, Mr. Carpenter and Mr. Horton were re-elected as Class III Directors to serve for a three year term until the 2003 Annual Meeting of Stockholders and until their successors are elected and qualified. Class I Directors (Leslie Alexandre, Dr.P.H. and Stephen C. Caulfield) whose terms are scheduled to expire at the 2001 Annual Meeting of Stockholders and Class II Directors (David M. Tourangeau and Richard J. Towle) whose terms are scheduled to expire at the 2002 Annual Meeting of Stockholders have terms as directors that continued after the July 2000 Special Meeting.

The vote to approve an amendment to CORE's 1997 Stock Option Plan to increase the number of shares issuable under the Plan from 950,000 to 1,700,000 was as follows:


          For              3,760,280
          Against          2,722,917
          Abstain             63,848


Accordingly, the amendment to CORE's 1997 Stock Option Plan was approved.

ITEM 5.    OTHER INFORMATION

On November 2, 2000, CORE appointed James R. Boris, former chief executive officer of First Union Securities, to its Board of Directors. Boris, 56, is currently chairman of JB Capital Management, LLC, a private investment firm. Boris also serves on the board of directors of various organizations including People's Energy Corporation, Community Health Services, Inc. and Pragmatic Vision International. Additionally, he serves on the Board of Trustees of Loyola University, Chicago, and the Advisory Board of J.L. Kellogg Graduate School of Management at Northwestern University.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibits are included:


Exhibit
Number    Description
-------   -----------
10.1*    Second Amendment to Amended and Restated Credit Agreement, dated as of
         September 30, 2000 between CORE, INC. and Fleet National Bank
         (excluding Schedules and Exhibits).

27.1*    Financial Data Schedule

------------------------------------
* Filed herewith

(b)    REPORTS ON FORM 8-K

CORE did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORE, INC.



Dated:  November 10, 2000               By:  /s/ William E. Nixon
                                            ----------------------------------
                                            William E. Nixon
                                            Chief Financial Officer, Executive
                                            Vice President and Treasurer
                                            (Duly authorized officer and
                                            Principal Financial Officer)