Form 10-K405
period 2000-12-31
CORE INC
filed 2001-04-02
CIK 880238

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                             ------------------

                         Commission file number 0-19600
                                                -------


                                   CORE, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                              04-2828817
       -------------                                              ----------
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

Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001 was $30,839,692. On March 16, 2001, there were 9,089,064 shares of the Registrant's Common Stock outstanding.

         Documents incorporated by reference: INFORMATION CALLED FOR IN PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO THE 2001 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A.

                                TABLE OF CONTENTS

PART I                                                                                               PAGE
                                                                                                     ----
Item 1           Business                                                                              3
Item 2           Properties                                                                           15
Item 3           Legal Proceedings                                                                    16
Item 4           Submission of Matters to a Vote of Security Holders                                  16
                 Executive Officers of the Registrant                                                 17

PART II

Item 5           Market for Registrant's Common Equity and Related Stockholder Matters                19
Item 6           Selected Financial Data                                                              20
Item 7           Management's   Discussion  and  Analysis  of  Financial  Condition  and              22
                     Results of Operations

Item 7A          Quantitative and Qualitative Disclosures About Market Risk                           29
Item 8           Financial Statements and Supplementary Data                                          29
Item 9           Changes  in  and  Disagreements  with  Accountants  on  Accounting  and              29
                     Financial Disclosure

PART III

Item 10          Directors and Executive Officers of the Registrant                                   29
Item 11          Executive Compensation                                                               29
Item 12          Security Ownership of Certain Beneficial Owners and Management                       29
Item 13          Certain Relationships and Related Transactions                                       29

PART IV

Item 14          Exhibits, Financial Statements Schedule, and Reports on Form 8-K                     30
                 Index to Financial Statements                                                        F-1

                                     PART I

ITEM 1.     BUSINESS.

            CORE, INC. is a leading national provider of employee absence management services to employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consists of CORE's proprietary WorkAbility(R) Integrated Disability Management program, disability reinsurance management services, Social Security disability benefits advocacy, analytic and reporting services, onsite job profiling analysis and workplace risk management services, and licensing), Peer Review Analysis (which consists of specialty physician and allied health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

            CORE's Integrated Disability Management services include monitoring the appropriateness of absences and durations under short- and long-term disability plans, family and medical leave and similar plans, and workers' compensation programs, in order to reduce unnecessary absenteeism and its related costs of wage replacement, hiring and training replacement personnel, and lost productivity. These services are provided through CORE's WorkAbility program, which uses a proprietary software program developed and supported through the statistical analysis of disability utilization data collected over a 15-year period. CORE's WorkAbility program provides an objective, medically based method for recommending and monitoring employees' return-to-work status. The WorkAbility program is designed to obtain and analyze relevant medical and work-related information with the initial onset of the employee's absence to ensure that the employee, attending physician, and employer all have reasonable and consistent expectations as to the projected return-to-work date. CORE's reinsurance and group disability risk management services include providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in a reinsurance facility. CORE's Social Security disability benefits advocacy program provides assistance to disabled employees in obtaining their Social Security Disability Insurance benefits.

            CORE's Peer Review Analysis division provides expert medical, surgical, behavioral and allied health opinions for a variety of cases, including those requiring specialist approvals of treatment, cases in which there is a dispute about health care, work capacity, disability or other health-related decisions. Specifically, Peer Review Analysis provides prospective, consultation, retrospective, pharmaceutical, appeal, quality of care and forensic independent medical specialty peer review services for use within utilization management programs of CORE's insurance company, claims management and self-insured corporate clients. CORE believes its panel of more than 375 Board Certified physician and allied health specialty reviewers is one of the largest in the country. CORE's consulting relationship with this large base of peer reviewers has positioned CORE to offer a truly independent external appeal review service, which is mandated under several state laws. CORE believes that appellate review is one of the growing sectors in the otherwise mature healthcare utilization management industry. CORE believes that its multi-specialty psychiatrists and CORE's emphasis on intensive specialty review distinguish it from psychiatric review performed by other utilization management firms and better addresses the more subjective nature of many behavioral health reviews.

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

            In March of 1995, PRA completed its merger involving Core Management, Inc., a Delaware corporation ("CMI"). In 1990 CMI acquired the health and disability cost management services business (including the WorkAbility program) of Health Data Institute, Inc., a subsidiary of Baxter International, Inc. In April 1993, CMI acquired the mental health case management services business of Integrated Behavioral Health, a California corporation ("IBH"). In July 1995, CORE changed its name from Peer Review Analysis, Inc. to CORE, INC.

            In October 1995, CORE acquired all the capital stock of Cost Review Services, Inc. ("CRS"), a regional workers' compensation bill audit firm. In June 1997, CORE purchased certain of the assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"), a disability management services firm which provides Social Security disability benefits advocacy and Medicare coordination of benefits. In July 1997, CORE purchased the assets and certain liabilities of Protocol Work Systems, Inc. ("PWS"), a provider of job analysis, employee physical agility testing and other loss prevention services to the workers' compensation market. In March 1998, a wholly-owned subsidiary of CORE, TCM Services, Inc. ("TCM"), acquired substantially all of the assets and certain liabilities of Transcend Case Management, Inc. ("Transcend"), a regional provider of workers' compensation case management services. In September 1998, CORE acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("Disability RMS"), a full-service reinsurance intermediary manager.

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

            "WorkAbility," "Peer Review Analysis," "PRA" and "CORE" are registered trademarks of CORE.

INDUSTRY OVERVIEW

         In recent years, corporations have begun to recognize the magnitude of the annual cost of occupational and non-occupational injuries and illnesses, which, according to recent industry studies, represents 12% to 14% of total payroll costs. Total annual U.S. costs due to injury and illness-related workplace absence were approximately $340 billion for the year 2000, double what they were in the early 1990s. However, according to a recent study by CORE and the Integrated Benefits Institute, employers could be underestimating the total costs of employee health conditions by as much as 80% if they do not factor in disability absences and lost productivity. These expenses present a significant challenge to corporate productivity.

         Disability costs have been growing for the past decade and, with baby boomers getting older, it is expected that disability incidence will grow by 37% over the next decade. Two other driving factors behind the increase in disability expenditures are workplace and legislative changes. Work-related changes have contributed to rising benefit costs and include increased volatility in hiring and layoffs (which often results in increased benefits utilization), and increased diagnoses of repetitive stress-related injuries. Also contributing to rising disability benefit costs are legislative changes such as the Family and Medical Leave Act and the Americans with Disabilities Act, which mandate accommodation for family circumstances and disabled workers; both of which have a growing impact on accommodation and lost time issues.

           In response to these rising costs, a variety of insurance companies, managed care organizations and self-insured employers have used various cost reduction techniques. These approaches are often borrowed from group health managed care, including securing pricing concessions from providers, using case management tools, and implementing "gatekeepers" as a means to control utilization. However, these traditional managed care initiatives focus almost entirely on medical costs generated after a disability claim is received, not on the more significant productivity impacts of employee ill health. Furthermore, work absence duration, and the associated disability payments, have traditionally been driven by the decision of the treating physician. While workers' compensation cases are typically attended by an occupational specialist, employees with non-occupational disabilities tend to utilize their own primary care physicians, who have little or no interaction with the employer and limited sensitivity to productivity issues.

           As traditional managed care tools become standard industry wide, they are generating diminishing marginal savings for employers, who must find more aggressive and sophisticated mechanisms to yield further savings. In addition, the new-found awareness of the additional costs associated with workplace absence has brought with it an increasing demand for cost saving strategies that address both health care expenditures and the productivity impact of an employee's ill health. Tight labor markets and global competition have focused Corporate America on achieving real productivity gains. With the importance of each job magnified, employers are actively looking for new tools to help control workplace absence. Until recently, recognition and management of these productivity costs have been challenging. These costs are difficult to measure, there is fragmentation of responsibilities for disability programs within human resources and risk management departments of most corporations, and the historical focus on group health has been difficult to shift toward a more outcomes-based, productivity-related approach.

           While companies are just now beginning to apply managed care principles to the workers' compensation industry, historically there have been few companies applying those techniques to the broader disabilities market. With the majority of lost time unrelated to workers' compensation, the effective management of short-term disability, long-term disability, and even family and medical leave absences becomes critical to increasing productivity. As one of the first companies to use a clinical, day-one technique to managing many types of absences, CORE is able to provide employers with an integrated and comprehensive approach to disability benefits management.

SERVICES AND PRODUCTS

            CORE offers services and products designed to help CORE's clients control and monitor disability, workers' compensation and health care costs without compromising the quality of care or services available to patients. CORE's service lines include:

            o     Integrated Disability Management;

            o     Peer Review Analysis; and

            o     Other service lines


INTEGRATED DISABILITY MANAGEMENT

Integrated Disability Management includes the following products and services:
            WorkAbility Integrated Disability Management Program
            Disability Reinsurance Management Services
            Social Security Advocacy
            CORE Analytic and Reporting Services
            Protocol Work Systems
            Licensing


           WORKABILITY INTEGRATED DISABILITY MANAGEMENT PROGRAM

           CORE's WorkAbility Integrated Disability Management program is designed to improve workplace productivity and provide comprehensive absence information from as early as the first day of absence. The program supports the management of short-term disability, long-term disability, and family and medical leave absences. The program is focused on reducing unnecessary absenteeism and the costs associated with such absences. The traditional WorkAbility program is geared toward large, highly customized client accounts. The optimized WorkAbility program ("WorkAbility IDM") offers the value-based features of the traditional program in a streamlined package for employers with as few as 500 employees. WorkAbility IDM is designed to be replicated efficiently for any client, with shorter implementation timeframes and reduced costs.

           The WorkAbility program (both traditional and optimized) is built on the foundation of a proprietary software system developed by CORE and maintained through the statistical and clinical analysis of disability utilization data. The WorkAbility program allows CORE to work with employees' physicians to establish expected absence duration using specific and objective clinical duration guidelines. These guidelines are packaged in a software module called WorkAbility On-Line Medical Protocols ("WOMP"), which is proprietary to CORE. The WorkAbility program, which contains WOMP, was developed along six key absence management concepts:

            DAY ONE INTERVENTION. Unlike retrospective disability review, which is triggered only after an extended employee absence or after significant costs have been incurred, the WorkAbility program is designed to facilitate absence management from the first day of the absence (or sooner, in the case of planned absences such as elective surgery or childbirth). This proactive approach allows return-to-work expectations to be set early with the doctor, the patient and the workplace, and supports efforts to return patients to work on modified hours or with modified duties.

            PROPRIETARY TECHNOLOGY AND DATABASE. CORE began developing its WorkAbility program in 1986. The WOMP protocols are regularly updated using COREbase(TM), a database of more than 1 million disability and workers' compensation records collected by CORE over a period of more than 15 years. This database-driven updating process allows CORE to field absence duration guidelines that are based on actual return-to-work experience. The database continues to grow as CORE adds more clients, and as clients integrate across more lost time benefits.

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

            CONCURRENT REVIEW. In addition to the initial recommendation of an appropriate return-to-work plan, the WorkAbility program includes ongoing review of the progress of the case. The information from these subsequent reviews adds to the cumulative database driving the development of the protocol system. This approach ensures that the guidelines serve both the initial review, as well as the sequential reviews over time as an illness or injury progresses toward return to work.

            COMPLETE WORKFORCE COVERAGE. The WorkAbility program is designed to cover all workplace absences, not only the longer term and more costly absences. The WOMP protocols cover more than 10,000 clinical endpoints for medical conditions and surgical procedures. The breadth of the protocols ensures consistent return-to-work planning, regardless of whether the condition causing the absence is a result of a workplace injury covered by workers' compensation or an injury occurring outside of the workplace covered by a disability plan.

            FLEXIBILITY. The system is designed to allow CORE to tailor the product and services to meet client needs and culture. The guidelines are based on a statistical distribution so that a client can choose how durations are monitored and managed. The system generates communications that are customized to the client's benefit plan. In addition, depending on the technical capability of the client, other modalities such as e-mail, intranet and internet can be used to disseminate information on claim approvals and status.

           The WorkAbility software system is used by customer service representatives and registered nurse reviewers to assess each disability claim in the early stages of an employee's absence. Under the WorkAbility program, the employee contacts CORE and the employee's eligibility for the benefit is assessed using information previously supplied by the employer and loaded into CORE's system. Once eligibility is determined, CORE's nurse reviewer contacts the employee's physician or office staff (depending on the severity of the case). The nurse reviewer enters information on the diagnosis and severity of the condition into CORE's proprietary WorkAbility system. The return-to-work plan is established by the nurse using the WorkAbility program's automated clinical protocols. The protocols consider such factors as the employee's age and general health, job requirements, symptoms and severity of the condition, diagnosis of the attending physician, treatment plan, medical procedure(s) performed, prognosis for recovery, and comorbid factors in establishing a recommended absence duration.

           To assure consistency, reviews are guided by program standards based on both statistical and clinical analysis and, in certain circumstances, are referred to physicians for further review. If CORE and the attending physician agree with respect to the anticipated absence duration, letters stating the expected return-to-work date are sent to the employee and physician on the date the review is completed. The employer is notified of the return-to-work date electronically. If the employee's physician disagrees with the suggested return-to-work plan (as occurs in less than 15% of the cases), the case is referred to a WorkAbility physician advisor who will discuss the case with the treating physician. In the event that they cannot reach agreement, the case is referred to the employer for consultation to determine whether or not an independent medical examination ("IME") should be requested. IMEs are required in fewer than 2% of the cases. If the employee's condition or medical treatment changes during the absence or the employee is not ready to return to work on the expected date, a request for an extension of the absence is reviewed on a case-by-case basis using the WOMP duration guidelines with the additional information provided by the attending physician and/or patient.

           In general, CORE's WorkAbility services are advisory only. The attending physician and the patient remain responsible for determining the work-absence period and all other aspects of the plan of treatment. Generally, the employer or other payor is responsible for making all decisions with respect to the payment or denial of benefits under the applicable benefits plan. Certain clients have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan.

           In addition to direct absence management activities, the WorkAbility program provides to clients reports that track utilization and cost trends and return-to-work plan performance. Along with the standard report package, clients can obtain additional services, such as adding health care claims to provide a more complete picture of the clinical factors and costs associated with disability. Clients with integrated benefits often customize the reporting packages to present their utilization separately by plan (e.g., short-term disability, long-term disability) as well as on a combined basis.

           CORE continues to develop its Web-enabled platform to automate and streamline the WorkAbility program. The first product on the new platform is First Day Notification(TM), which provides case initiation and tracking for a variety of absences, including short- and long-term disability, family and medical leave, sick days and vacation, via the Web or interactive voice response.

           DISABILITY REINSURANCE MANAGEMENT SERVICES

           Disability RMS, acquired by CORE in September 1998, is a reinsurance intermediary that provides turnkey disability reinsurance and management services for insurance company clients that market other forms of employee benefit products such as medical, dental and group life insurance. Disability RMS provides a comprehensive array of services designed to increase its clients' success at marketing disability products. These services include strategic planning, sales and marketing, product development, actuarial, underwriting, claims management and compliance services. The Disability RMS customer-focused team uses proprietary systems to provide creative solutions and make day-to-day decisions more quickly and efficiently than its competitors.

           As a reinsurance intermediary, Disability RMS does not assume insurance risk. Reinsurance risk protection to Disability RMS clients is provided through two Disability Alliance for Reinsurance Treaties (the "DARTs"). The lead reinsurer for the DARTs assumes the risk from Disability RMS clients and passes on portions of it to a group of participating reinsurers. In addition to managing the reinsurance risk, Disability RMS provides accounting and administrative services to the DARTs.

           During 1999, Disability RMS began providing additional long-term disability services to CORE customers. Through Disability RMS, CORE also provides an insurance option to CORE clients. Finally, Disability RMS' network of insurance contacts brings opportunities for CORE to provide services to insurance carriers.

           SOCIAL SECURITY ADVOCACY

           Through its SSDC subsidiary, CORE offers a Social Security disability benefits advocacy program. Services include claim file reviews, auditing, designing and implementing Social Security assistance programs, and representation and assistance with Social Security claims and appeals. CORE's model is unique in that it integrates all aspects of the Social Security process, producing a streamlined, efficient and effective service.

           SSDC also conducts surveys for large employers to identify early retirees and dependents who are disabled and may qualify for Social Security Disability and Medicare benefits. Advocacy services provided to this population result in group health plan and pension savings.

           CORE ANALYTIC AND REPORTING SERVICES

           In addition to the services provided to WorkAbility clients, the CORE Analytic and Reporting Services division provides data analysis and consulting services directly to large corporate clients. These services include in-depth customized information concerning disability and health care costs and utilization experience. Health care costs, disability costs and workers' compensation costs are often under separate departments in a large employer (human resources, benefits and risk management), which, historically, has impaired the ability to recognize the magnitude of, and to manage, these costs. The basic objectives of CORE's Analytic and Reporting Services are to help employers and insurers obtain better value for their disability, workers' compensation and health care expenditures with a company's specific goals in mind. CORE assists in identifying the best means to reduce the total costs of these benefits or slow the rate of increase, enhance the appropriateness and quality of care, predict future benefit costs, and increase the return on investment from managed care programs. CORE's

Analytic and Reporting Services can coordinate and analyze information on a company-wide basis and use the client's information and CORE's proprietary disability and medical cost data analysis methodologies to simulate changes in a benefit plan's structure and the resulting impacts on overall benefit program cost. For example, CORE serves as a data partner to several Fortune 500 companies and provides quarterly "CORE Impact Reports" on integrated claims experience of the client covering disability, workers' compensation and group health benefits.

           PROTOCOL WORK SYSTEMS

           The JobSafe(R) program, offered by CORE's Protocol Work Systems subsidiary, provides on-site job profiling and functionality assessments in a program that compares the physical agility of each worker with the actual demands of the job to create a safer working environment. The JobSafe program is tailored to each client's specific facility to help ensure compliance with the Americans with Disabilities Act, Occupational Safety and Health Administration regulations and quality control requirements of ISO 9000.

           LICENSING

           In addition to the key role the WOMP protocols plays within the WorkAbility software system, the protocols have also been licensed by CORE to third parties as a separate product. These WorkAbility protocols are updated annually primarily to reflect recent advancements in medical technology and procedures, and to update the recommended disability durations using the collective experience-based data gathered by CORE through its services to clients.

           PEER REVIEW ANALYSIS

           Peer Review Analysis offers numerous products and services for health, disability, workers' compensation and other property and casualty benefits claims.

           CORE's Peer Review Analysis division provides expert medical, surgical, behavioral and allied health opinions for a variety of cases, including those requiring specialist approvals of treatment, cases in which there is a dispute about health care, work capacity, disability or other health-related decisions. Specifically, Peer Review Analysis provides prospective, consultation, retrospective, pharmaceutical, appeal, quality of care and forensic independent medical specialty peer review services for use within utilization management programs of CORE's insurance company, claims management and self-insured corporate clients. CORE believes its panel of more than 375 Board Certified physicians and allied health specialty reviewers is one of the largest in the country. CORE's consulting relationship with this large base of specialty reviewers has positioned CORE to offer a truly independent external appeal review service, which is mandated under several state laws. CORE believes that appellate review is one of the growing sectors in the otherwise mature health care utilization management industry. CORE believes that its multi-specialty psychiatrists and CORE's emphasis on intensive specialty review distinguish it from psychiatric review performed by other utilization management firms and better addresses the more subjective nature of many behavioral health reviews.

            When a client's nurse, physician or claims reviewer determines that a case does not meet the client's established criteria, they will forward a referral to CORE. The referral describes the principal diagnosis of the patient and the reason for referral for peer review. In most instances the reason for referral is based upon a question of medical necessity or therapeutic benefit of a proposed treatment plan. CORE's independent consultant reviews the case information, which will have been previously entered into CORE's data processing systems, and then calls the attending physician to ascertain any additional clinical data, the rationale for the proposed treatment plan, or the proposed length of hospital stay. Based on discussions with the attending physician, including, when appropriate, discussions of possible alternative treatment plans, and using clinical judgment as well as criteria based on national norms, CORE's peer reviewer makes a recommendation concerning the appropriateness of the proposed or revised treatment plan.

            CORE then notifies its client of its recommendation regarding the medical necessity or appropriateness under the client's health care benefit plan of the proposed treatment plan, hospitalization or length of stay. If the proposed hospitalization is not certifiable as such under the plan, the payor typically denies or reduces the payment of benefits for the proposed hospitalization. The decision of the payor may be appealed by the patient or the attending physician. In such an event a second CORE independent peer reviewer of the same specialty who was not involved in the original decision will review the case on the merits of the clinical criteria or any additional information.

            Reviews under CORE's specialty physician review program are managed from CORE's offices, and the majority of all review decisions are completed within 48 hours of referral. In most instances, CORE's peer review services are advisory in nature. Decisions as to the payment or denial of benefits are typically made by the third party payor, and the patient and the attending physician make decisions as to the patient's medical treatment.

            CORE is certified by the American Accreditation HealthCare Commission ("URAC") to perform various utilization review functions. In fact, CORE's Peer Review Analysis division was one of the first external review organizations in the nation to receive accreditation from URAC. URAC accreditation standards are recognized nationally as providing benchmarks for quality in managed care organizations. Many of CORE's clients rely on CORE's specialty physician and behavioral health review services to comply with URAC's appellate procedures.

            OTHER SERVICE LINES

            "Other service lines" includes the following products and services: Utilization Review and Case Management Medicare Coordination of Benefits

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

           CORE provides its utilization review services and case management services through a staff consisting primarily of registered nurses and physicians. Clients that use CORE's utilization review programs advise their participants of review requirements including the requirement to contact CORE within a specified period of time. From these contacts, CORE's medical and behavioral health review staff gathers the necessary personal and medical information and enters this information into CORE's review system. Based on this information and using CORE's review criteria, CORE conducts its review.

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

           MEDICARE COORDINATION OF BENEFITS

           Through its SSDC subsidiary, CORE provides services to help large employers identify those employees and retirees who have Medicare coverage unknown to the group health plan. CORE then assists the client in establishing or documenting Medicare primacy, identifying the health care plan payments and costs that can be offset by Medicare, and recovering overpayments. Other services include Medicare Part B enrollment assistance and recovery of health plan overpayments resulting from retroactive Social Security Disability awards.

CLIENTS AND MARKETING

            CORE has over 350 customers across the country, including numerous Fortune 500 companies. The following is a selected list of CORE's clients which, CORE believes, is representative of its overall client base:

  BMW                                     PCS Health Systems, Inc.
  Bristol-Myers Squibb                    Protective Life Insurance Company
  Commonwealth of Virginia                Reliastar Life Insurance Company
  DaimlerChrysler                         RSKCo
  Dana Corporation                        State of Wisconsin
  Fort Dearborn Life Insurance Company    The Baltimore Life Insurance Company
  General Electric Corporation            United States Life Insurance Company
  Liberty Mutual Insurance Company, Inc.  Verizon
  Motorola Corporation

            CORE directly markets its services primarily to national accounts, including self-insured employers, and through group health and disability insurance carriers and third party administrators. CORE's optimized WorkAbility IDM program, however, is also marketed to brokers and consultants that specialize in helping mid-size employers (500 to 20,000 employees) find integrated disability management programs. These employers tend to work with brokers and consultants, rather than through direct contact with vendors. In targeting the middle market, CORE taps into a market opportunity that is estimated to be five times larger than the Fortune 1000 and national account markets alone.

            During 2000 and 1999, Verizon (including Bell Atlantic Corporation, GTE Communications System Corporation and Verizon Wireless) represented 19% and 24% respectively, of total revenues. No other client represented more than 10% of total revenues. During the years ended December 31, 2000 and 1999, CORE's five largest clients represented 41% and 47%, respectively, of total revenue.

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

            CORE's wide area network ("WAN") is designed to support the organization's growth. A scalable architecture has provided flexibility, allowing for timely deployment of upgraded facilities in response to the business' needs. Additionally, CORE provides for alternative backup WAN capability that will assure continuous business operations during network outages. Another ongoing initiative within information systems development is the continual implementation of available information technology to significantly enhance the productivity of all CORE's key products and services. This includes the integration of imaging, network fax computer integrated telephony, and Internet technologies into the workflow. Additionally, CORE's largest WorkAbility client has direct access to real-time information via an Extranet. This "self service" model application provides for both the initiation, as well as the checking of status on claims on a near 24 hours by seven days per week basis.

            The WorkAbility-Plus system, CORE's multi-tier, client/server technology based application, has provided for the ability to migrate rapidly into expanding business opportunities. CORE continues to expand its industry-leading capabilities in the family and medical leave ("FML") business. Totally integrated with other absence management capabilities, the FML module provides robust capabilities tailored to federal guidelines as set forth in the Family and Medical Leave Act and other state sponsored legislation. This architecture is designed to allow for client server operation and rapid feature development. Additionally, CORE continues to evolve the system capabilities in regard to the management and payment of long-term disability claims. Integration with software developed by CORE's subsidiary, Disability RMS, was completed in 1999. The WorkAbility-Plus application utilizes software architecture that provides maximum flexibility in attaching industry-standard databases to support growth and varying client needs. CORE believes that this architecture will support the integration of additional absence management capabilities.

            Funding for the initial development of CORE's WorkAbility software (original version) was provided by Chrysler Motor Corporation (now known as DaimlerChrysler) in exchange for a perpetual, non-exclusive, non-transferable license to use such software. Ownership of the WorkAbility software has been retained by CORE, which has the exclusive right to market the software to others.

GOVERNMENT REGULATION; HEALTH CARE REFORM

            A number of states, including several of those in which CORE transacts business, have extensive licensing and other requirements applicable to CORE's business. Additionally, CORE's clients, including insurance companies, are subject to regulations that indirectly affect CORE.

            The laws of many states regulate the provision of health care utilization management services. These regulations generally require the provider of utilization management services to be reasonably accessible by telephone to doctors and patients, to have adequately qualified personnel, to provide physicians and patients with a procedure to appeal determinations of non-reimbursement, and to maintain the confidentiality of patient records. Other states regulate the provision of claims administration services and preferred provider organizations that may affect CORE. CORE believes it is in compliance with all applicable regulations governing the provision of managed health care services in the states where CORE is subject to such regulations, as currently in force and as currently interpreted.

            CORE's operations depend upon its continued good standing under applicable laws and regulations. To date, the cost of compliance has not been material. Such laws and regulations, however, are subject to amendment or new interpretation by authorities in each jurisdiction. If amended regulations or new interpretations of federal or state laws or regulations arise, CORE may have difficulty complying without significant expense or changes in operations. CORE is unable to predict what additional government regulations, if any, directly or indirectly affecting its business may be promulgated. Although CORE believes that it is currently in compliance with applicable regulations in those states in which it is subject to regulation, CORE's business could be adversely affected by a revocation of or failure to obtain required licenses and governmental approvals, a failure to comply with applicable regulations, or significant changes in regulations applicable to its clients.

            In December 2000, the Secretary of Health and Human Services published the Standards for Privacy of Individually Identifiable Health Information (the "Rules"). The Rules implement the privacy requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 ("HIPPA"). The Rules are scheduled to become effective on April 14, 2001, after which affected entities will have at least 24 months to comply. The Rules set standards to protect the privacy of individually identifiable health information that is transmitted to and from health care providers, health plans and similar healthcare entities. The requirements of the Rules will also extend to the "business associates" (as defined in the Rules) of the covered entities. The covered entities are required to enter into agreements with their business associates extending many provisions of the Rules to those business associates. The covered entities are responsible for enforcing those contractual provisions. CORE is currently assessing the steps it must take to comply with these regulations and the associated costs of compliance.

            In addition to existing government health care regulations, there have been numerous initiatives at the federal and state levels, as well as by third-party payors, for comprehensive reforms affecting the payment for and availability of health care services. CORE believes that such initiatives will continue during the foreseeable future. CORE is unable to predict what, if any, reform initiatives may be adopted, or what effect, if any, their adoption may have on CORE.

COMPETITION

            CORE presently competes in two different markets: (1) managed disability and workers' compensation and (2) health care utilization management.

            The managed disability and workers' compensation market is a developing market, which is highly competitive. Competitors include both new companies focused solely on the workers' compensation market and large established disability insurance carriers, which have traditionally dealt with disability from an underwriting rather than an employee productivity perspective. Some of the competitors are significantly larger and have greater financial and marketing resources than CORE. CORE competes on the basis of quality and cost-effectiveness in this market, and CORE believes that its proprietary disability management protocols and database of clinically defined disability episodes give it a significant competitive advantage.

            The health care utilization management market is fragmented, but is consolidating rapidly as national health care reform and other forces drive independent utilization review and cost management firms into niche markets or to consolidation with large insurance carriers and provider groups. The health care utilization management market is also highly competitive. Competitors include large established insurance carriers and large managed care organizations. Some of the competitors are significantly larger and have greater financial and marketing resources than CORE. CORE competes on the basis of quality, cost-effectiveness and service.

EMPLOYEES AND PHYSICIAN CONSULTANTS

            In addition to its available staff of over 375 Board Certified physicians and allied health specialty reviewers, CORE has approximately 550 employees. Generally, CORE's physician consultants are paid by CORE on a per hour or per case review basis. Almost all of CORE's physicians are retained by CORE as independent contractors and also maintain active practices. The majority of CORE's physicians work between 5 and 20 hours per week for CORE. Compensation to CORE's reviewers is not related to any cost savings achieved by CORE's clients.

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

            RELIANCE ON WORKABILITY PROGRAM. Part of CORE's strategy is to focus its growth efforts on, and commit significant management, marketing, and other resources to, expanding its managed disability services, in particular its WorkAbility program. CORE's focus on its managed disability services may not ultimately be profitable. CORE's managed disability services depend on its WorkAbility computer software. CORE's ability to continue to derive revenue from the WorkAbility software depends, in part, on maintaining its proprietary and confidential nature. CORE relies on a combination of database size, trade secret, copyright, trademark, and contractual protections to establish and protect its proprietary rights to the WorkAbility software. The precautions taken by CORE may not be adequate to prevent misappropriation or re-creation of CORE's database. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have developed products which, to some extent, perform functions similar to those performed by the WorkAbility software.

           DEPENDENCE ON KEY CLIENTS. Contracts with several key clients account for a substantial portion of CORE's revenues. The majority of CORE's contracts with its clients, including those with its major clients, permit cancellation by the client upon 90 days notice, while certain other of CORE's contracts permit immediate cancellation under certain circumstances. The failure to renew, the exercise of cancellation rights, or a significant reduction in the volume of services requested by CORE's clients could have a material adverse effect on CORE. See "Business - Clients and Marketing."

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

           UNCERTAINTY OF FUTURE PROFITABILITY. Although profitable in 1999, 1997 and 1996, CORE recorded net losses of $723,000 in 2000 and $3,760,000 in 1998. CORE may not be able to maintain profitability on a quarterly or annual basis. Moreover, the level of profitability, if any, cannot be accurately predicted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           EXPOSURE TO PROFESSIONAL LIABILITY. CORE, through its managed care services, makes recommendations regarding benefit plan coverage and work absence periods based upon judgments of the appropriateness of proposed medical treatment plans and length of absence. In certain instances CORE can determine or deny such coverage or absence periods. Consequently, CORE has and may in the future become subject to claims related to adverse medical consequences or for the costs of services denied and claims, such as malpractice arising from the errors or omissions of health care professionals. A successful claim against CORE could have a material adverse effect on CORE's financial position and results of operations. Furthermore, claims against CORE, regardless of their merit or eventual outcome, may involve substantial defense costs. Procedures implemented by CORE to limit its liability may not be effective and litigation to which CORE is or may become subject may adversely affect its financial position or results of operations. CORE maintains professional liability insurance and such other coverages as CORE believes are reasonable in light of its experience to date. However, such insurance may not be sufficient to protect CORE from liability or may not continue to be available to CORE at reasonable cost or at all.

           GOVERNMENT REGULATION; HEALTH CARE REFORM. The health care industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, and prices for services. A number of states, including several of those in which CORE transacts business, have extensive licensing and other regulatory requirements applicable to CORE's business, including utilization review and workers' compensation. These requirements include compliance with federal and state prohibitions on the offer, or receipt of payment for patient referral or other items or services. CORE's clients, including insurance companies, are also subject to regulations that indirectly affect CORE. Regulation in the health care field is constantly evolving. CORE cannot predict what additional government regulations, if any, may directly or indirectly affect its business. Although CORE believes it is in material compliance with applicable statutes, licensing requirements and regulations in those states in which it is subject to regulation, a revocation of or failure to obtain required licenses and governmental approvals, a failure to comply with applicable statutes or regulations or significant changes in regulations applicable to its clients could adversely affect CORE's business. See "Business - Government Regulation; Health Care Reform."

           In addition to existing government health care regulations, there have been numerous initiatives at the federal and state levels, as well as by private third-party payors, for comprehensive reforms affecting the payment for and availability of health care services. CORE believes that such initiatives will continue during the foreseeable future. CORE cannot predict what, if any, reform initiatives may be adopted, or what effect, if any, their adoption may have on CORE.

           RELIANCE ON DATA PROCESSING CAPABILITIES. CORE's business in general, and its WorkAbility Integrated Disability Management program in particular, depends on the ability to continuously store, retrieve, process and manage data. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, or other computer problems could have a material adverse effect on CORE's business.

           COMPETITION. The markets in which CORE operates are highly competitive. In addition to other utilization management and disability management companies, CORE competes with insurance companies, third-party administrators and preferred provider organizations. Many of CORE's competitors are larger and have greater financial and other resources than CORE. Competitive factors in CORE's markets may have an adverse effect on CORE. See "Business - Competition."

           DEPENDENCE ON KEY PERSONNEL. CORE's success will depend to a significant extent upon the skills of a number of executive officers and key employees. In addition, CORE's success will depend to an extent on its ability to recruit credentialed physicians for CORE's peer review activities. The future loss of the services of one or more key persons could adversely affect CORE.

           POTENTIAL VOLATILITY OF STOCK PRICE. The market prices for CORE's Common Stock and the securities of certain other companies in the health care industry have historically been significantly volatile. The trading price of the Common Stock could continue to significantly fluctuate due to uncertainties regarding the businesses of CORE, announcements or actions by competitors, developments involving CORE's relationships with key clients, government regulation, fluctuations in quarterly results and other factors. These broad market fluctuations, as well as general economic conditions and the financial performance of CORE, may adversely affect the market price of CORE Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

           RESTRICTIONS ON AVAILABILITY OF CAPITAL. For the quarters ending September 30, 2000 and December 31, 2000, CORE did not satisfy certain financial covenants in the Restated Credit Agreement with Fleet National Bank. Fleet has granted waivers with respect to these covenants, in exchange for modifications to the Restated Credit Agreement. There is no assurance that Fleet will grant additional waivers if CORE fails to satisfy financial covenants in the future. If the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001, CORE will be required to pay substantial recurring fees to Fleet. The Restated Credit Agreement is secured by substantially all of CORE's assets. If Fleet terminates, or imposes additional restrictions or costs under the Restated Credit Agreement and the proposed merger with Fortis, Inc. does not occur, CORE will be forced to find other sources of capital. Such capital may not be available. If available, CORE management anticipates that CORE will incur substantial costs in obtaining such capital. See "Notes to Consolidated Financial Statements, Note 8" and "Financial Condition, Liquidity and Capital Resources" contained elsewhere in this report for additional information.

ITEM 2.     PROPERTIES.

            CORE occupies its executive headquarters in Irvine, California pursuant to leases for approximately 21,000 sq. feet, which expire in June 2003 and September 2005. CORE also leases facilities of approximately 26,000 sq. feet in Boston, Massachusetts under a lease that expires in November 2010, and approximately 21,000 sq. feet in Burlington, Massachusetts under leases that expire in December 2005 and April 2002. Additionally, CORE leases facilities of approximately 32,000 sq. feet in Los Angeles, California under lease agreements that expire in November 2001, January 2002 and March 2004; approximately 18,000 sq. feet in Silver Spring, Maryland under a lease that expires in June 2001; approximately 14,000 sq. feet in Novi, Michigan under a lease that expires in August 2001; and approximately 24,000 sq. feet in Portland, Maine under lease agreements that expire in March 2004.

ITEM 3.     LEGAL PROCEEDINGS.

           Generally, the review services provided by CORE are advisory in nature, and final determination as to payment or nonpayment of benefits is not made by CORE. Certain clients have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan. Determinations as to the medical care provided to a patient are always made by the patient or the attending physician and are not made by CORE. However, due to the significant number of claims in the medical malpractice field in general, it is possible that a patient may assert claims against CORE for damages due to adverse medical consequences. New or existing legal theories by which patients or physicians may attempt to assert liability against CORE or other companies engaged in the industry are developing and are expected to continue to develop. Although CORE believes that its procedures result in reasonable and accurate determinations of coverage, there can be no assurance that claims will not be made or that CORE's procedures for limiting liability will be effective. CORE maintains professional liability insurance and such other coverages as CORE believes are reasonable in light of CORE's experience to date. However, there can be no assurance that such insurance will be sufficient to protect CORE from liability which might adversely affect CORE's business, operating results or financial condition or will continue to be available to CORE at reasonable cost or at all.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The following is a list of CORE's executive officers as of March 15, 2001:

NAME                               AGE    POSITION
- ----                               ---    --------
George C. Carpenter IV             42     Chairman of the Board of Directors and Chief
                                              Executive Officer

Craig C. Horton                    46     Director, President and Chief Operating Officer
William E. Nixon                   40     Executive Vice President, Chief Financial Officer,
                                              Treasurer and Clerk

James T. Fallon                    37     Executive Vice President, Managing Director,
                                              Disability Reinsurance Management Services, Inc.
Stuart T. Greer                    41     Managing Director, Peer Review Analysis
Lisa O. Hansen                     38     Executive Vice President, Managing Director,
                                              Disability Reinsurance Management Services, Inc.
Michael D. Lachance                46     Executive Vice President, Managing Director,
                                              Disability Reinsurance Management Services, Inc.
Carol Leyshock                     49     President and Managing Director,  SSDC Corp.
Bradley J. Timon                   38     Controller and Chief Accounting Officer

           Executive officers of CORE are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

           George C. Carpenter IV was re-elected a Class III Director at the July 2000 Annual Stockholders Meeting, and was elected the Chairman of the Board of Directors and Chief Executive Officer of CORE effective with CORE's March 24, 1995 merger involving Core Management, Inc. ("CMI"). Mr. Carpenter served as the Chief Executive Officer and a Director of CMI, since its formation in 1990. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

           Craig C. Horton was re-elected a Class III Director at the July 2000 Annual Stockholders Meeting and was elected the President and Chief Operating Officer of CORE on March 30, 1995. Mr. Horton served as the President and a Director of CMI from its formation in 1990, and also served as the acting Chief Financial Officer of CMI from 1994 to 1995. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

           William E. Nixon is the Executive Vice President, Chief Financial Officer, Treasurer and Clerk of CORE. Effective April 1, 2001, Mr. Nixon will be leaving CORE to join another company. Mr. Nixon joined CORE in December 1988 as Controller. In June 1989, Mr. Nixon became Assistant Treasurer; in September 1990, he was elected Vice President, Finance and Administration; in September 1991, he assumed his position as Treasurer. In December 1993, Mr. Nixon was elected Chief Financial Officer of CORE. In December 1994, Mr. Nixon was elected Executive Vice President and in March 1995, he was elected Clerk. Prior to his employment with CORE, from 1985 to 1988, Mr. Nixon served as a Senior Accountant at Gray, Gray and Gray, a public accounting firm.

           James T. Fallon joined CORE with Ms. Hansen and Mr. Lachance in September 1998 upon CORE's acquisition of Disability Reinsurance Management Services, Inc. ("Disability RMS"). Mr. Fallon was a founder of Disability RMS and has served as a Managing Director of Disability RMS since its establishment in 1993. Previously, from 1985 through 1993, Mr. Fallon held various sales and marketing management positions with UNUM Life Insurance Company of America ("UNUM") and UNUM's reinsurance division (later Duncanson & Holt). In November 2000, Mr. Fallon became an Executive Vice President of CORE.

           Stuart T. Greer joined CORE as a Manager, Physician Review Services in November 1994. Mr. Greer has over thirteen years experience in medical specialty consultation management and he has held several positions with CORE, including Director, Peer Review Services; Director, Peer Review Analysis; and Managing Director, Peer Review Analysis.

           Lisa O. Hansen joined CORE with Mr. Fallon and Mr. Lachance in September 1998 upon CORE's acquisition of Disability RMS. Ms. Hansen was a founder of Disability RMS and has served as a Managing Director of Disability RMS since its establishment in 1993. Ms. Hansen began her insurance career in Paul Revere Life Insurance Company's sales force in 1984, then joined UNUM in 1985 where she held several sales and marketing management positions within UNUM's reinsurance division (later Duncanson & Holt.) In November 2000, Ms. Hansen became an Executive Vice President of CORE.

           Michael D. Lachance joined CORE with Mr. Fallon and Ms. Hansen in September 1998 upon CORE's acquisition of Disability RMS. Mr. Lachance was a founder of Disability RMS and has served as a Managing Director of Disability RMS since its establishment in 1993. In 1983, Mr. Lachance joined UNUM where he spent over eleven years in a variety of Individual Disability and Group Reinsurance management positions. Mr. Lachance earned his Fellow Society of Actuaries ("FSA") designation in 1986. In November 2000, Mr. Lachance became an Executive Vice President of CORE.

           Carol Leyshock joined the Company in June 1997 upon acquisition of certain assets of Social Security Disability Consultants and Disability Services, Inc. (collectively, "SSDC"). Ms. Leyshock has been with SSDC since September 1980 and has over twenty years experience in Social Security Disability advocacy. She has over fifteen years as Director of Professional Services and Administration. On January 1, 2001 Ms. Leyshock assumed the position of President and Managing Director of SSDC Corp.

           Bradley J. Timon is the Controller and Chief Accounting Officer of CORE. Mr. Timon joined CORE in June 1998 as Controller and in March 2000 was elected Chief Accounting Officer of CORE. On April 1, 2001, Mr. Timon will assume the position of Acting Chief Financial Officer, effective with the departure of William E. Nixon. Prior to his employment with CORE, from 1989 to 1995, Mr. Timon served in various positions, including Senior Manager at KPMG Peat Marwick LLP, a public accounting firm; and from 1995 to 1998, served as Controller at James Hardie Industries.

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

      1999                              HIGH                LOW
- ------------------                 ----------------   ----------------
First Quarter                                  $ 9                $ 6
Second Quarter                                  10             7 3/16
Third Quarter                               9 9/16             7  1/2
Fourth Quarter                              9  3/4             5 7/16

      2000
- ------------------
First Quarter                              $9  3/4           $ 4  3/8
Second Quarter                              7  1/2             4  3/4
Third Quarter                               7 5/16             4  3/4
Fourth Quarter                              6 5/16             1  5/8


            On March 16, 2001, the closing sale price of CORE's Common Stock, as quoted on the Nasdaq - NNM, was $4.00 per share.

            As of March 16, 2001, there were approximately 149 record holders of CORE's Common Stock and CORE believes there are over 1,000 beneficial owners. There are no outstanding shares of CORE's Preferred Stock and, accordingly, no market for said shares.

DIVIDEND POLICY

            CORE has never paid a cash dividend. Inasmuch as CORE intends to retain earnings for the operation and expansion of its business, CORE does not intend to pay dividends on its Common Stock for the foreseeable future. Additionally, CORE's Restated Credit Agreement with Fleet National Bank prohibits the payment of dividends by CORE without Fleet's written consent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Financial Condition, Liquidity and Capital Resources." CORE's Board of Directors will determine future dividend policy in light of the then prevailing financial condition of CORE and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

            CORE made no sales of unregistered securities in the fourth quarter of 2000.

ITEM 6.     SELECTED FINANCIAL DATA.

          The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this report.

                                                                           YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                       2000              1999           1998           1997          1996
                                                 -----------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Revenues                                                $   63,980       $ 64,130       $ 45,609       $ 38,507      $ 28,806
Cost of services                                            33,763         36,349         27,833         23,330        17,741
                                                 ------------------  -------------  -------------  -------------  ------------
       Gross profit                                         30,217         27,781         17,776         15,177        11,065

Operating expenses:
   General and administrative                               14,209         13,294          9,740          7,940          6,285
   Sales, marketing and product development                  8,070          4,921          3,649          2,483          1,744
   Depreciation and amortization                             4,349          3,677          2,503          1,955          1,338
   Non-recurring realignment charges                         2,601              -              -              -              -
   Proposed merger costs                                       178              -              -              -              -
   Arbitration costs                                             -          2,200            736              -              -
   Write-off of goodwill and intangibles                         -              -          4,085              -              -
   Charges in connection with disposal of
     subsidiaries                                                -              -            658              -              -
   Write-off of AmHealth acquisition                             -              -              -              -          1,920
   Other non-recurring charges                                   -              -            156              -              -
                                                 ------------------  -------------  -------------  -------------  ------------
       Total operating expenses                             29,407         24,092         21,527         12,378         11,287
                                                 ------------------  -------------  -------------  -------------  ------------
Income (loss) from operations                                  810          3,689         (3,751)         2,799           (222)

Other income (expense):
   Gain on sale of subsidiary assets, net                        -            332              -              -              -
   Interest income                                              41             31            303            590            385
   Interest expense                                         (1,900)        (1,574)          (505)           (27)           (35)
   Other income                                                  -              -              -              -             16
                                                 ------------------  -------------  -------------  -------------  ------------
       Total other income (expense)                         (1,859)        (1,211)          (202)           563            366
                                                 ------------------  -------------  -------------  -------------  ------------
Income (loss) before income taxes                           (1,049)         2,478         (3,953)         3,362            144
Income tax benefit (provision)                                 326           (738)           193           (610)             -
                                                 ------------------  -------------  -------------  -------------  ------------
Net income (loss)                                        $    (723)       $ 1,740       $ (3,760)       $ 2,752         $  144
                                                 ==================  =============  =============  =============  ============
Net income (loss) per common share:
     Basic                                               $   (0.08)       $  0.22       $  (0.50)       $  0.38         $ 0.03
                                                 ==================  =============  =============  =============  ============
     Diluted                                             $   (0.08)       $  0.21       $  (0.50)       $  0.35         $ 0.02
                                                 ==================  =============  =============  =============  ============
Weighted average number of common
     shares and equivalents outstanding:
     Basic                                                   8,858          7,941          7,489          7,246          5,713
                                                 ==================  =============  =============  =============  ============
     Diluted                                                 8,858          8,416          7,489          7,934          6,473
                                                 ==================  =============  =============  =============  ============

                                                                                 DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                       2000              1999           1998           1997          1996
                                                 -----------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                               $      329         $    -        $ 2,226        $ 7,945       $ 4,282
Working capital                                              7,545          6,761          3,466         11,850        15,781
Total assets                                                52,852         51,600         48,732         32,815        27,844
Long-term debt and capital lease obligations                13,703         14,618         13,874            190           344
Stockholders' equity                                        33,820         31,339         26,827         27,659        24,456

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CURRENT DEVELOPMENTS

MERGER AGREEMENT

         On March 29, 2001, CORE signed an Agreement and Plan of Merger (the "Merger Agreement") with Fortis, Inc. ("Fortis"), under which Fortis will acquire all of the shares of CORE for approximately $4.92 in cash per share, or $45,000,000 in the aggregate. Fortis will also assume all of CORE's obligations, including the outstanding borrowings under the terms of the Third Amendment to the Amended and Restated Credit Agreement dated March 23, 2001 with Fleet National Bank (see Note 8).

         CORE anticipates that the transaction can be completed in approximately three months from the signing of the Merger Agreement, subject to customary closing conditions, including the approval of the holders of two-thirds of the outstanding shares of CORE's common stock.

WORKABILITY IDM

         In September 2000, CORE established a new operation from its disability reinsurance management services and WorkAbility businesses concerning integrated disability management for small, mid-market and existing large clients. This reorganized unit is focussing on the refinement and marketing of CORE's optimized integrated disability management ("IDM") product called WorkAbility IDM, designed for mid-market employers.

ARBITRATION COSTS

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

         On March 31, 2000, CORE issued 248,703 shares of its common stock to Transcend and reimbursed Transcend $183,270 for associated attorney fees and costs. The charges associated with the stock issuance and cost reimbursement to Transcend were recorded in December 1999. See "Notes to Consolidated Financial Statements, Note 6" contained elsewhere in this report for additional information.

CREDIT AGREEMENT

         For the quarters ended September 30, 2000 and December 31, 2000, CORE did not satisfy certain financial covenants set forth in the Restated Credit Agreement with Fleet National Bank, as agent. Specific covenants that were out of compliance consisted of the minimum interest coverage, minimum debt service coverage, minimum fixed charge coverage and the minimum earnings requirement. Two waivers, the first effective as of September 30, 2000 and the second effective as of December 31, 2000 were granted by Fleet with respect to these unsatisfied covenants, in exchange for certain modifications outlined in the second and third amendments to the Restated Credit Agreement. These modifications primarily consist of modifications to certain financial covenants for the quarters ending March 31, 2001 and June 30, 2001, a reduction in the amount of the available commitment for the Revolving Loans, a mandatory prepayment of the Term Loan in the principal amount of $2,000,000 during March 2001 and restrictions on allowable capital expenditure levels. In addition, a fee of $200,000 will be payable by CORE if the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001. An additional fee of $400,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid by August 31, 2001. Beginning on October 1, 2001 and each month thereafter, a fee of $100,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid as of the first business day of the month. See "Notes to Consolidated Financial Statements, Note 8" and "Financial Condition, Liquidity and Capital Resources" contained elsewhere in this report for additional information.

NON-RECURRING REALIGNMENT CHARGES

         CORE recorded non-recurring charges of $2,601,000 during 2000, as a result of realignment activities within its service lines and administrative functions. The charges primarily relate to workforce reductions in the WorkAbility program in the first and third quarters of 2000 and costs to relocate the WorkAbility data center from the East Coast to the West Coast.

         Severance and other separation costs relating to reductions in the overall workforce amounted to $1,706,000 for the twelve months ended December 31, 2000. Approximately 70 positions have been eliminated in connection with these realignment activities. Other non-recurring costs, including $397,000 for the data center move, were incurred as a result of related service line realignment activities to further streamline CORE's operations.

STOCK ISSUANCE

         On April 1, 2000, CORE issued 375,000 shares of its Common Stock to the former stockholders of Disability Reinsurance Management Services, Inc. ("Disability RMS"). CORE had acquired all of the shares of stock of Disability RMS pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 in a transaction accounted for as a purchase. The purchase price was subject to certain adjustments as set forth in the Capital Stock Purchase Agreement. The issuance of Common Stock represented the remaining consideration pursuant to an Agreement and Amended Capital Stock Purchase Agreement effective April 1, 2000 between CORE, Disability RMS and the former stockholders of Disability RMS. The stock issuance, representing additional goodwill and intangibles valued at $2,039,000, is being amortized on a straight-line basis over an average remaining life of 24.5 years.

RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

                                                          YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   2000           1999          1998
                                                -----------------------------------------
Revenue                                           100.0%         100.0%        100.0%
Cost of services                                   52.8           56.7          61.0
Gross profit                                       47.2           43.3          39.0
General and administrative                         22.2           20.7          21.4
Sales, marketing and product
  development                                      12.6            7.7           8.0

           The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                                 2000                    1999                    1998
                                           AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                         ----------------------------------------------------------------------
                                                                (Dollars in thousands)
Integrated Disability Management           $ 46,999        73%     $ 47,582        74%      $ 26,959       59%
Peer Review Analysis                         10,824        17%        9,144        14%         8,004       17%
Exiting/exited services                           -         0%        1,008         2%         3,558        8%
Other service lines                           6,157        10%        6,396        10%         7,088       16%
                                         -----------  ---------  -----------  ---------  ------------ ---------
                                           $ 63,980       100%     $ 64,130       100%      $ 45,609      100%
                                         ===========  =========  ===========  =========  ============ =========

YEARS ENDED DECEMBER 31, 2000 AND 1999

            CORE's overall revenues decreased by $150,000 or 0.2% during 2000, as compared to 1999. Revenues for Integrated Disability Management decreased $583,000 or 1% during 2000, as compared to 1999. Overall, the decrease was primarily due to reductions in services and fees from our largest WorkAbility client as offset by a 29% increase in revenues from Disability RMS. The increase in revenues from Disability RMS was mainly attributable to higher management fees earned on expanded underwriting of policies by participating reinsurers in the DART facilities.

            The 18% increase in revenues from Peer Review Analysis in 2000, as compared to 1999, is primarily due to an increase in the volume of referrals for specialty physician review services. This increase in volume resulted from the addition of new clients and an increase in services to existing clients over the past year.

            Revenues from services that CORE exited in 1999 contained the behavioral health programs of Integrated Behavioral Health ("IBH"). As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited service line ceased.

           Revenue from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), decreased 4% overall for 2000, as compared to 1999.

           For 2000, CORE's top five clients represented 41% of revenues compared to 47% during 1999. Verizon (including Bell Atlantic Corporation, GTE Communications System Corporation and Verizon Wireless) accounted for approximately 19% of revenues for 2000 and 24% of revenues for 1999. No other single client represented more than 10% of total revenues in 2000 or 1999.

           Cost of services for CORE include direct expenses associated with the delivery of its review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services decreased 7% in 2000, as compared to 1999. The decrease is primarily the result of decreased staffing levels required to service CORE's WorkAbility Absence Management program clients in addition to the elimination of expenses associated with the IBH operations in June 1999.

           Gross profit performance for each of CORE's principal lines of service for the years ended 2000 and 1999, respectively, are: 47% and 44% for Integrated Disability Management, 43% and 38% for Peer Review Analysis, and 53% and 49% for other service lines. The improvement in gross profit performance realized under Integrated Disability Management was primarily the result of the decreased staffing levels in the WorkAbility Absence Management program. The increase in gross margin realized under Peer Review Analysis is due to efficiencies realized in servicing an expanded client base. The increase in gross margins realized under other service lines is primarily due to an increased share of revenue generated from the Medicare coordination of benefits program.

           General and administrative expenses include the cost of executive, administrative and information services personnel, rent and other overhead items. General and administrative expenses increased 7% in 2000, as compared to 1999. During 2000, CORE incurred $495,000 in consulting expenses related to a special one-time project initiated to improve efficiencies with the WorkAbility Absence Management program. This project has resulted in the streamlining of operations, leading to an expected annualized reduction in payroll of approximately $2,900,000 and the development of an optimized integrated disability management product appropriate for the middle market. In addition, an increase in the levels of general and administrative personnel and increased maintenance expenses for our computer network hardware and software associated with supporting CORE's anticipated growth in operations in 2000 also contributed to the increase in expenses as compared to 1999. As a result of the increased activities, general and administrative expenses, as a percentage of revenues, increased to 22% in 2000 from 21% in 1999.

           Sales, marketing and product development expenses include, but are not limited to, salaries for sales, client services and product management personnel. Sales, marketing and product development expenses also include travel and other costs designed to increase exposure, such as participation in and attendance at industry trade shows and conferences. Sales, marketing and product development expenses increased 64% in 2000, as compared to 1999. The increase is primarily due to expanded staffing to support the sales and product development activities.

           Depreciation and amortization expenses increased 18% during 2000, as compared to the prior year. The increase is primarily related to the development of internal use software and purchases of network hardware that CORE has invested in over the past year.

         As discussed under Current Developments contained elsewhere in this report, CORE recorded non-recurring charges of $2,601,000 during 2000, as a result of realignment activities within its service lines and administrative functions. The charges primarily related to workforce reductions in the WorkAbility program and costs to relocate the WorkAbility data center from the East Coast to the West Coast.

         Other income and expense, net, consists primarily of interest expense as offset by interest income. In 1999, total other expense also included a gain of $332,000 recognized on the June 21, 1999 sale of IBH assets, net of transaction costs. Interest expense primarily represents amounts incurred related to outstanding borrowings under CORE's August 1998 Credit Agreement, as later amended and restated, with Fleet National Bank. The 21% increase in interest expense is primarily due to an increase in costs associated with amending the Credit Agreement and increases in the prime base borrowing rate during 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

            CORE's revenues increased 41% during 1999, as compared to 1998. Growth in Integrated Disability Management contributed $20,623,000 (111%) of the overall net increase in revenues. CORE's WorkAbility Absence Management program contributed 63% of the revenue increase in Integrated Disability Management due to the addition of new clients over the course of 1998 and 1999 and the expansion of service to existing clients. During 1999, revenues for this service line include a full year of revenues from Disability RMS which was acquired by CORE in September 1998. As a result, revenues from Disability RMS contributed 32% of the increase in Integrated Disability Management revenues during 1999.

            The 14% increase in revenues from Peer Review Analysis in 1999, as compared to 1998, is primarily due to an increase in the volume of referrals for specialty physician review services. This increase in volume resulted from the addition of new clients and the expansion of services to existing clients.

            Revenues from services that CORE exited decreased by 72% in 1999, as compared to 1998. During 1998, these service lines consisted of regional workers' compensation case management services of both Cost Review Services, Inc. ("CRS") and TCM, regional bill audit activities of CRS, and the behavioral health programs of IBH. The CRS operations, which contributed $548,000 to our revenues during 1998 was closed as of October 31, 1998. The operations of TCM, which were acquired on March 17, 1998 and contributed $1,287,000 of the revenues during 1998, was exited in December 1998. In 1999, IBH contributed all of the revenue in our exiting/exited services, amounting to $1,008,000, a decrease of $715,000 as compared to revenue of $1,723,000 from IBH in 1998. As a result of the sale of IBH's assets on June 21, 1999, operations within the exiting/exited services line ceased.

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

           For 1999, CORE's top five clients represented 47% of revenues compared to 45% during 1998. Verizon accounted for approximately 24% of revenues in 1999 and 22% of revenues for 1998. No other single client represented more than 10% of total revenues in 1999 or 1998.

           Cost of services increased 31% in 1999, as compared to 1998. The increase is primarily the result of increased staffing levels required to service new and growing WorkAbility Absence Management program clients in addition to the added cost of services associated with a full year of operations from Disability RMS.

           CORE's gross profit performance for each of CORE's principal lines of service for the years ended 1999 and 1998, respectively, are: 44% and 41% for Integrated Disability Management, 38% and 36% for Peer Review Analysis, 23% and 16% for exiting/exited services and 49% and 47% for other service lines. The gross profit performance realized under Integrated Disability Management was significantly enhanced in 1999 by the growth in CORE's WorkAbility Absence Management program which provided for greater efficiencies in providing services to a larger client base. Disability RMS also increased the gross profit performance within Integrated Disability Management during 1999, as compared to the prior year. The slight increase in gross margins realized under Peer Review Analysis is due to efficiencies realized in servicing an expanded client base. The increase in gross margins realized under other service lines is primarily due to an increased share of revenue generated from the Medicare coordination of benefits program.

           Higher personnel and other costs associated with supporting CORE's expanded growth in operations primarily contributed to the increase in general and administrative expenses of 36% in 1999, as compared to 1998. During 1999, CORE added a new facility in Los Angeles in order to meet the service needs of a significant new client. CORE also incurred additional costs associated with the maintenance of our computer network hardware and software as capacity was expanded to accommodate growth. General and administrative expenses, as a percentage of revenues, decreased to 20.7% in 1999 from 21.4% in 1998. This improvement is generally due to greater economies of scale related to higher revenues.

           Sales, marketing and product development expenses increased 35% in 1999, as compared to 1998. The increase was primarily due to expanded staffing to support the sales and product development activities.

           Depreciation and amortization expense increased 47% during 1999, as compared to the prior year, due mainly to increased amortization on the goodwill and intangibles acquired in the purchase of Disability RMS in September 1998. Increased depreciation expense also resulted following the addition of new equipment during 1999, which was necessary to accommodate the growth in revenues from new and existing clients. Amortization of internally developed software and related equipment also increased due to CORE's continuing investment in web-based technologies and enhancements to our operating systems.

           CORE recorded a charge of $2,200,000 in 1999 for estimated costs in connection with an arbitration award. The major components of the charge includes $1,741,000 of CORE common stock issuable for the earn-out payment, $386,000 for legal fees and reimbursements and $73,000 in other associated costs.

         In 1999, total other expense also included a gain of $332,000 recognized on the June 21, 1999 sale of IBH assets, net of transaction costs. Interest expense represents amounts incurred related to outstanding borrowings under CORE's August 1998 Credit Agreement, as later amended and restated, with Fleet National Bank. Interest income represents amounts earned by CORE's investments. The 90% decrease in interest income and the concurrent 212% rise in interest expense are primarily due to a decrease in funds available for investment and an increase in outstanding borrowings following the acquisition of Disability RMS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. Effective as of December 31, 2000, the total remaining credit facility under the terms of the Third Amendment to the Amended and Restated Credit Agreement dated March 23, 2001 (as amended, the "Restated Credit Agreement") is $18,000,000 and is comprised of a $13,000,000 Term Loan and an available commitment of up to $5,000,000 in Revolving Loans. The Term Loan is subject to principal payments of $2,750,000 in March 2001 (consisting of a $2,000,000 prepayment in connection with the third amendment and a $750,000 scheduled payment) and each month thereafter in amounts ranging from $250,000 to $333,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

         At December 31, 2000 and 1999, CORE had outstanding borrowings of $13,000,000 and $14,300,000, respectively, under the credit facility which were all tied to the prime base lending rate (9.5% at December 31, 2000) plus the applicable margin.

         The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth, minimum earnings and maximum capital expenditure levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without Fleet's written consent.

         For the quarters ended September 30, 2000 and December 31, 2000, CORE did not satisfy certain financial covenants set forth in the Restated Credit Agreement. Specific covenants that were out of compliance consisted of the minimum interest coverage, minimum debt service coverage, minimum fixed charge coverage and the minimum earnings requirement. Two waivers, the first effective as of September 30, 2000 and the second effective as of December 31, 2000 were granted by Fleet with respect to these unsatisfied covenants, in exchange for certain modifications outlined in the second and third amendments to the Restated Credit Agreement. These modifications primarily consist of revisions to certain financial covenants for the quarters ending March 31, 2001 and June 30, 2001, a reduction in the amount of the available commitment for the Revolving Loans, a mandatory prepayment of the Term Loan in the principal amount of $2,000,000 during March 2001 and restrictions on allowable capital expenditure levels. In addition, a fee of $200,000 will be payable by CORE if the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001. An additional fee of $400,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid by August 31, 2001. Beginning on October 1, 2001 and each month thereafter, a fee of $100,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid as of the first business day of the month.

         CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings through August 29, 2003.

         In connection with the Initial Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Initial Credit Agreement, dated April 27, 1999, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share and expires June 30, 2004.

         During 2000, CORE's cash and cash equivalents increased by $329,000 from a balance of zero at December 31, 1999. CORE typically uses all available cash and cash equivalents to reduce the revolving line of credit. For the year ended 2000, operating activities provided $6,360,000 of cash despite the net loss reported for the period of $723,000. This was due primarily to the net effect of certain non-cash activities including depreciation and amortization of $4,572,000, along with a decrease of $2,498,000 in unbilled receivables. CORE's investing activities used $5,416,000 of cash mostly to fund additions to property and equipment (including software development) during 2000. CORE's financing activities used $615,000 of cash during this period, mainly to repay outstanding borrowings on the credit facility. CORE expects to continue using all of its available cash to repay outstanding borrowings during future periods.

           CORE leases its facilities and certain computer and office equipment. Future lease commitments which relate substantially to space rental, for the years ended December 31, 2001 and December 31, 2002 are approximately $4.2 million and $3.3 million, respectively.

           CORE has net operating loss carryforwards for federal and state income tax purposes of approximately $6.4 million and $15.8 million, respectively, as of December 31, 2000, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

           CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the maximum commitment available under the Restated Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2001.

IMPACT OF YEAR 2000 SYSTEM COMPLIANCE

            CORE is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. CORE will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2001 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           CORE entered into a revolving line of credit agreement with Fleet National Bank ("Fleet") on August 31, 1998 (as amended and restated, the "Restated Credit Agreement"). The Restated Credit Agreement was entered into for purposes other than trading. The outstanding borrowings under the Restated Credit Agreement bear interest at variable rates, which reset as prevailing market conditions change. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure.

           See "Notes to Consolidated Financial Statements," Notes 1 and 8 contained elsewhere within this report for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2001 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

             Certain information as it pertains to executive officers, is included at the end of Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2001 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2001 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Pursuant to General Instruction G(3) to Form 10-K, information required under this item is incorporated by reference from the Registrant's definitive proxy statement with respect to the 2001 Annual Stockholders Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

3.       Exhibits.

Exhibit
Number    Description
- ------    -----------
2.1      Asset Purchase Agreement dated March 17, 1998, by and among CORE, INC.,
         TCM Services, Inc., Transcend Case Management, Inc. and Transcend
         Services, Inc. (excluding Exhibits and Schedules). Filed as exhibit 2.4 to Registrant's Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

2.2 Capital Stock Purchase Agreement, dated as of August 31, 1998, by and among CORE, INC., Disability Reinsurance Management Services, Inc., and the Stockholders of Disability Reinsurance Management Services, Inc., including Exhibit A-1 (excluding other Exhibits and Schedules). Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed
         September 17, 1998, and incorporated herein by reference.

2.3 Agreement and Amendment to Capital Stock Purchase Agreement, effective as of April 1, 2000, between CORE, INC., Disability Reinsurance
         Management Services, Inc. and Michael D. Lachance, James T. Fallon,
         Lisa O. Hansen, David C. Mitchell and David K. Rich. Filed as exhibit
         10.2 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 2000.

2.4      Asset Purchase Agreement, dated as of June 21, 1999, by and among
         Integrated Behavioral Health, Tom H. Yankoff and TD Ventures, Inc.
         (excluding Exhibits and Schedules). Filed as exhibit 2.1 to
         Registrant's Quarterly Report on Form 10-Q, filed August 13, 1999, and incorporated herein by reference.

2.5 Agreement and Plan of Merger, dated as of March 29, 2001, by and among CORE, INC., Fortis, Inc. and CORE Merger Sub, Inc. Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed March 30, 2001, and incorporated herein by reference.

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

3.3 Articles of Merger of Parent and Subsidiary Corporations concerning the merger of CORE Management, Inc. into CORE, INC. Filed as exhibit 3.3 to
         Registrant's Annual Report on Form 10-K, filed March 31, 2000, and incorporated herein by reference.





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

4.5      Form of First Amendment to Shareholder Rights Agreement between
         Registrant and State Street Bank and Trust Company. Filed as exhibit
         4.5 to Registrant's Annual Report on Form 10-K, filed March 31, 2000, and incorporated herein by reference.

10.1     Services Agreement, dated as of August 1, 1996, between CORE, INC. and
         Verizon (without Schedules and Appendices). Filed as exhibit 10.1 to registrant's Quarterly Report on Form 10-Q, filed August 13, 1997, and incorporated herein by reference.

10.2 Amended and Restated Credit Agreement, dated as of February 28, 2000, between CORE, INC. and Fleet National Bank (excluding Schedules and other Exhibits). Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

10.3     First Amendment to Amended and Restated Credit Agreement, dated as of
         June 30, 2000, between CORE, INC. and Fleet National Bank (excluding
         Schedules and Exhibits). Filed as exhibit 10.1 to Registrant's
         Quarterly Report on 10-Q, filed August 14, 2000, and incorporated herein by reference.

10.4     Second Amendment to Amended and Restated Credit Agreement, dated as of
         September 30, 2000, between CORE, INC. and Fleet National Bank
         (excluding Schedules and Exhibits). Filed as exhibit 10.1 to
         Registrant's Quarterly Report on 10-Q, filed November 14, 2000, and incorporated herein by reference.

10.5*    Third Amendment to Amended and Restated Credit Agreement, dated as of
         March 23, 2001, between CORE, INC. and Fleet National Bank (excluding
         Exhibits and Schedules).

10.6     Registration Rights Agreement, dated as of April 27, 1999, between
         CORE, INC. and Fleet National Bank. Filed as exhibit 10.2 to
         Registrant's Quarterly Report on 10-Q, filed May 13, 1999, and incorporated herein by reference.

10.7 Registrant's Amended and Restated 1991 Stock Option Plan. Filed as exhibit no. 4.3 to the Registrant's Registration Statement on Form S-8
         (Registration No. 333-15261), filed October 31, 1996, and incorporated herein by reference.




10.8 Form of Stock Option Agreement for 12,375 shares of Registrant's common stock granted November 8, 1995 to four non-employee directors. Filed as exhibit no. 10.58 to the Registrant's Annual Report on Form 10-K, filed
         April 1, 1996, and incorporated herein by reference.

10.9 Form of Stock Option Agreement, granted March 29, 1996, to officers, including schedule of officer optionees. Filed as exhibit no. 10.31 to Registrant's Registration Statement on Form S-1 (Registration No.
         333-03639), filed May 13, 1996, and incorporated herein by reference.

10.10 Form of Stock Option Agreement, granted March 29, 1996, for consulting services, including schedule of optionees. Filed as exhibit no. 10.32 to Registrant's Registration Statement on Form S-1 (Registration No.
         333-03639), filed May 13, 1996, and incorporated herein by reference.

10.11    Core Management, Inc. Employee Stock Option Plan. Filed as exhibit no.
         10.65 to CORE's Registration Statement on Form S-4 (Registration No.
         33-73906), filed January 10, 1994, and incorporated herein by reference.

10.12    Forms of Stock Option Agreement under Core Management, Inc. Employee
         Stock Option Plan. Filed as exhibit no. 10.66 to the Registrant's
         Registration Statement on Form S-4 (Registration No. 33-73906), filed
         January 10, 1994, and incorporated herein by reference.

10.13    Form of Non-Employee Director Stock Option Agreement of Core
         Management, Inc. Filed as exhibit no. 10.67 to CORE's Registration
         Statement on Form S-4 (Registration No. 33-73906), filed January 10,
         1994, and incorporated herein by reference.

10.14    Registration Rights Agreement, dated March 17, 1998, between CORE, INC.
         and Transcend Services, Inc. Filed as exhibit 10.22 to Registrant's
         Annual Report on Form 10-K, filed April 1, 1998, and incorporated herein by reference.

10.15    Registration Rights Agreement, dated as of August 31, 1998, between
         CORE, INC. and James T. Fallon, Lisa O. Hansen, Michael D. Lachance,
         David C. Mitchell and David K. Rich. Filed as exhibit 10.2 to
         Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.16    Registration Rights Agreement, dated as of August 31, 1998, between
         CORE, INC. and Fleet National Bank. Filed as exhibit 10.3 to
         Registrant's Current Report on Form 8-K, filed September 17, 1998, and incorporated herein by reference.

10.17    Option Agreement, dated June 14, 1997, by and between CORE, INC. and R.
         Gary Dolenga. Filed as exhibit 99.1 to Registrant's Current Report on
         Form 8-K, filed July 15, 1997, and incorporated herein by reference.




10.18 CORE, INC. 1997 Stock Option Plan, including forms of stock option agreements. Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed November 14, 1997, and incorporated herein by reference.

10.19    Employment Agreement, dated June 25, 1997, by and between SSDC Corp.
         and R. Gary Dolenga. Filed as exhibit 99.2 to Registrant's Current
         Report on Form 8-K, filed July 15, 1997, and incorporated herein by reference.

10.20    Employment Agreement by and between Disability Reinsurance Management
         Services, Inc. and James T. Fallon (excluding Attachments). Filed as exhibit 10.4 to Registrant's Current Report on Form 8-K, filed
         September 17, 1998, and incorporated herein by reference.

10.21    Amendment Number 1 to Employment Agreement, dated as of January 1,
         2000, by and between Disability Reinsurance Management Services, Inc.
         and James T. Fallon. Filed as exhibit 10.4 to Registrant's Quarterly
         Report on Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

10.22    Employment Agreement by and between Disability Reinsurance Management
         Services, Inc. and Lisa O. Hansen (excluding Attachments). Filed as exhibit 10.5 to Registrant's Current Report on Form 8-K, filed
         September 17, 1998, and incorporated herein by reference.

10.23    Amendment Number 1 to Employment Agreement, dated as of January 1,
         2000, by and between Disability Reinsurance Management Services, Inc.
         and Lisa O. Hansen. Filed as exhibit 10.5 to Registrant's Quarterly
         Report on Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

10.24    Employment Agreement by and between Disability Reinsurance Management
         Services, Inc. and Michael D. Lachance (excluding Attachments). Filed as exhibit 10.6 to Registrant's Current Report on Form 8-K, filed
         September 17, 1998, and incorporated herein by reference.

10.25    Amendment Number 1 to Employment Agreement, dated as of January 1,
         2000, by and between Disability Reinsurance Management Services, Inc.
         and Michael D. Lachance. Filed as exhibit 10.3 to Registrant's
         Quarterly Report on Form 10-Q, filed May 15, 2000, and incorporated herein by reference.

10.26    Employment Agreements executed on July 15, 1999 by and between CORE,
         INC. and executives George C. Carpenter IV, Craig C. Horton, William E.
         Nixon and Nancy S. Moore, respectively. The form of Employment
         Agreement filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed November 12, 1999, and incorporated herein by reference.

10.27 Form of Indemnification Agreement. Filed as exhibit no. 10.35 to the Registrant's Registration Statement on Form S-1 (Registration No.
         33-43418), filed October 18, 1991, and incorporated herein by reference.

21.1*    Subsidiaries of the Registrant.

23.1*    Consent of Independent Auditors.

- ----------------------------------
*   Filed herewith

(b)      Reports on Form 8-K.

CORE did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                   CORE, INC.

                          INDEX TO FINANCIAL STATEMENTS

CORE, INC. AUDITED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                  F-2

Consolidated Balance Sheets - December 31, 2000 and 1999                                                        F-3

Consolidated Statements of Operations - Year ended December 31, 2000, 1999, and 1998                            F-5

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999, and 1998                 F-6

Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998                           F-8

Notes to Consolidated Financial Statements                                                                      F-10

Schedule II - Valuation and Qualifying Accounts                                                                 F-23

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
CORE, INC.

We have audited the accompanying consolidated balance sheets of CORE, INC. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of CORE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CORE, INC. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ ERNST & YOUNG LLP



Orange County, California
February 28, 2001, except for note 18,
as to which the date is March 29, 2001

                                   CORE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                       -------------------------------------
                                                                             2000                1999
                                                                       -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   328,518         $         -
   Accounts receivable, net of allowance for doubtful accounts
     of $645,668 in 2000 and $476,444 in 1999                                 8,846,949           8,669,329
   Unbilled receivables                                                       2,684,721           2,628,030
   Notes receivable from officers                                                69,662              69,662
   Prepaid expenses                                                             418,296             802,990
   Other current assets                                                         256,755             182,584
                                                                       -----------------   -----------------
Total current assets                                                         12,604,901          12,352,595

Unbilled receivables, net of current portion                                     22,898           2,577,723

Property and equipment, net                                                  12,229,484           8,918,285
Other assets, net                                                             1,465,847           1,787,226
Goodwill and intangibles, net of accumulated amortization
     of $3,821,932 in 2000 and $2,308,023 in 1999                            26,528,996          25,963,841
                                                                       -----------------   -----------------
Total assets                                                                $52,852,126         $51,599,670
                                                                       =================   =================

                                                                                       DECEMBER 31,
                                                                           -------------------------------------
                                                                                 2000                1999
                                                                           -------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                              $  339,564          $  875,795
   Accrued expenses                                                               2,554,698           1,982,831
   Accrued payroll                                                                1,000,667           1,073,642
   Income taxes payable                                                              66,000             658,845
   Accrued vacation                                                                 789,713             851,183
   Notes payable                                                                     41,528              77,674
   Capital lease obligations                                                        268,162              71,981
                                                                           -----------------   -----------------
Total current liabilities                                                         5,060,332           5,591,951


Borrowings under credit agreement                                                13,000,000          14,300,000
Notes payable, net of current portion                                                     -              41,528
Deferred rent, net of current portion                                               268,741              50,234
Capital lease obligations, net of current portion                                   703,238             276,878

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares; no
     shares outstanding                                                                   -                   -
Common stock, $0.10 par value per share; authorized 30,000,000 shares; issued
     and outstanding 9,089,064 in 2000 and 8,114,288 in 1999                        908,906             811,429
Additional paid-in capital                                                       43,621,770          40,515,660
Accumulated deficit                                                             (10,710,861)         (9,988,010)
                                                                           -----------------   -----------------
Total stockholders' equity                                                       33,819,815          31,339,079
                                                                           -----------------   -----------------
Total liabilities and stockholders' equity                                     $ 52,852,126         $51,599,670
                                                                           =================   =================

See accompanying notes.

                                   CORE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                             2000               1999                1998
                                                       ---------------------------------------------------------
Revenues                                                  $  63,979,891       $  64,130,000       $  45,609,284
Cost of services                                             33,763,105          36,349,243          27,832,974
                                                       -----------------  ------------------  ------------------
Gross profit                                                 30,216,786          27,780,757          17,776,310

Operating expenses:
     General and administrative                              14,209,420          13,293,813           9,739,920
     Sales, marketing and product development                 8,069,303           4,921,112           3,648,707
     Depreciation and amortization                            4,349,084           3,676,963           2,503,402
     Non-recurring realignment                                2,601,433                   -                   -
     Proposed merger costs                                      178,000                   -                   -
     Arbitration costs                                                -           2,200,000             736,009
     Write-off of goodwill and intangibles                            -                   -           4,085,449
     Charges in connection with disposal of
       subsidiaries                                                   -                   -             657,670
     Other non-recurring charges                                      -                   -             156,116
                                                       -----------------  ------------------  ------------------
       Total operating expenses                              29,407,240          24,091,888          21,527,273
                                                       -----------------  ------------------  ------------------
Income (loss) from operations                                   809,546           3,688,869          (3,750,963)

Other income (expense):
     Gain on sale of subsidiary assets, net                           -             331,567                   -
     Interest income                                             40,515              31,030             302,784
     Interest expense                                        (1,899,471)         (1,573,392)           (504,746)
                                                       -----------------  ------------------  ------------------
       Total other expense                                   (1,858,956)         (1,210,795)           (201,962)
                                                       -----------------  ------------------  ------------------

Income (loss) before income taxes                            (1,049,410)          2,478,074          (3,952,925)
Income tax benefit (provision)                                  326,559            (738,320)            193,000
                                                       -----------------  ------------------  ------------------
Net income (loss)                                          $   (722,851)      $   1,739,754       $  (3,759,925)
                                                       =================  ==================  ==================
Net income (loss) per common share:
     Basic                                                 $      (0.08)      $        0.22       $       (0.50)
                                                       =================  ==================  ==================
     Diluted                                               $      (0.08)      $        0.21       $       (0.50)
                                                       =================  ==================  ==================
Weighted average shares:
     Basic                                                    8,858,000           7,941,000           7,489,000
                                                       =================  ==================  ==================
     Diluted                                                  8,858,000           8,416,000           7,489,000
                                                       =================  ==================  ==================

See accompanying notes.

                                   CORE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      COMMON STOCK         ADDITIONAL PAID-        DEFERRED
                                                  SHARES       AMOUNT        IN CAPITAL          COMPENSATION
                                                ------------------------- ------------------  -------------------
BALANCE AT DECEMBER 31, 1997                      7,303,079     $730,308     $   34,909,579       $     (13,392)

Exercise of stock options                            41,433        4,143            173,661                   -

Amortization of deferred compensation costs               -            -                  -               6,695

Compensation recognized under stock option
   plan                                                   -            -             13,400                   -

Issuance of common stock pursuant to
  acquisition of Disability Reinsurance
  Management Services, Inc.                         480,000       48,000          2,682,000                   -

Net loss                                                  -            -                  -                   -
                                                ------------ ------------ ------------------  -------------------
BALANCE AT DECEMBER 31, 1998                      7,824,512      782,451         37,778,640              (6,697)

Exercise of stock options                           355,776       35,578          1,343,568                   -

Cancellation of shares in connection with the
   exercise of stock options financed through
   stock for stock exchanges                        (66,000)      (6,600)          (602,468)                  -

Issuance of warrants in connection with
credit agreement                                          -            -            255,000                   -

Amortization of deferred compensation costs               -            -                  -               6,697

Common stock to be issued in connection
    with arbitration                                      -            -          1,740,920                   -

Net income                                                -            -                  -                   -
                                                ------------ ------------ ------------------  -------------------
BALANCE AT DECEMBER 31, 1999                      8,114,288      811,429         40,515,660                   -

Exercise of stock options                           351,522       35,152          1,129,372                   -

Cancellation of shares in connection with the
   exercise of stock options financed through
   stock for stock exchanges                           (449)         (45)                45                   -

Common stock issued in connection with
   arbitration                                      248,703       24,870            (24,870)                  -

Issuance of common stock pursuant to
   acquisition of Disability Reinsurance
   Management Services, Inc.                        375,000       37,500          2,001,563                   -

Net income                                                -            -                  -                   -
                                                ------------ ------------ ------------------  -------------------
BALANCE AT DECEMBER 31, 2000                      9,089,064     $908,906     $   43,621,770         $         -
                                                ============ ============ ==================  ===================

                                   CORE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           TOTAL
                                                    ACCUMULATED        STOCKHOLDERS'       COMPREHENSIVE
                                                      DEFICIT              EQUITY             INCOME
                                                 ------------------- ------------------- ------------------
BALANCE AT DECEMBER 31, 1997                      $     (7,967,839)    $     27,658,656

Exercise of stock options                                        -              177,804

Amortization of deferred compensation costs                      -                6,695

Compensation recognized under stock option plan                  -               13,400

Issuance of common stock pursuant to
   acquisition of Disability Reinsurance
   Management Services, Inc.                                     -            2,730,000

Net loss                                                (3,759,925)          (3,759,925)   $    (3,759,925)
                                                 -------------------   ----------------    ---------------
BALANCE AT DECEMBER 31, 1998                           (11,727,764)          26,826,630    $    (3,759,925)
                                                                                           ===============

Exercise of stock options                                        -            1,379,146

Cancellation of shares in connection with
   the exercise of stock options financed
   through stock for stock exchanges                             -             (609,068)

Issuance of warrants in connection with
   credit agreement                                              -              255,000

Amortization of deferred compensation costs                      -                6,697

Common stock to be issued in connection
    with arbitration                                             -            1,740,920

Net income                                               1,739,754            1,739,754    $     1,739,754
                                                 -------------------   -----------------   ---------------
BALANCE AT DECEMBER 31, 1999                            (9,988,010)          31,339,079    $     1,739,754
                                                                                           ===============

Exercise of stock options                                        -            1,164,524

Cancellation of shares in connection with the
   exercise of stock options financed through
   stock for stock exchanges                                     -                    -

Common stock issued in connection with
   arbitration                                                   -                   -

Issuance of common stock pursuant to
   acquisition of Disability Reinsurance
   Management Services, Inc.                                     -            2,039,063

Net loss                                                  (722,851)            (722,851)    $     (722,851)
                                                 -------------------  -----------------     --------------
BALANCE AT DECEMBER 31, 2000                       $   (10,710,861)   $      33,819,815     $     (722,851)
                                                 ===================  =================     ==============


See accompanying notes.

                                   CORE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                           2000             1999             1998
                                                                      --------------------------------------------------
OPERATING ACTIVITIES:

Net income (loss)                                                         $ (722,851)      $ 1,739,754     $(3,759,925)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                          2,814,043         2,590,721       2,195,378
     Amortization                                                          1,758,199         1,855,723       1,124,603
     Write-off of goodwill and intangibles                                         -                 -       4,085,449
     Gain on sale of subsidiary assets                                             -          (331,567)              -
     Disposal of subsidiaries, net of cash payments and other charges              -                 -         520,421
     Loss on fixed asset disposal                                             64,582                 -               -
     Provision for doubtful accounts receivable                              402,375           415,000         253,380
     Arbitration costs, net of cash payments                                       -         2,200,000         239,605
     Amortization of origination and other fees pursuant to credit
      agreement                                                              287,477           154,780          11,640
     Compensation expense related to issuance of stock options                     -             6,697          20,095
     Changes in operating assets and liabilities:
      Increase in accounts receivable                                       (579,995)         (853,699)     (1,258,378)
      (Increase)decrease in unbilled receivables                           2,498,134        (3,810,253)     (1,395,500)
      (Increase) decrease in prepaid expenses and other assets               310,523          (702,038)       (688,900)
      Increase (decrease) in accounts payable and accrued  expenses         (473,149)         (113,709)        136,283
                                                                      ---------------- ---------------- ----------------
Net cash provided by operating activities                                  6,359,338         3,151,409       1,484,151
                                                                      ---------------- ---------------- ----------------

INVESTING ACTIVITIES:

     Purchases of property and equipment                                  (5,466,334)       (3,215,901)     (3,504,240)
     Net additions to intangible assets                                      (40,000)         (100,489)              -
     (Increase) decrease in deposits and other assets                        (43,164)           47,808          64,081
     Proceeds from initial deposit and reductions in note
      receivable pursuant to sale of subsidiary assets                       133,448           117,816               -
     Payments for acquisitions, net of cash acquired                               -                 -     (20,366,271)
     Purchases of investments available-for-sale                                   -                 -     (16,579,100)
     Sales of investments available-for-sale                                       -                 -      17,767,137
                                                                      ---------------- ---------------- ----------------
Net cash used in investing activities                                     (5,416,050)       (3,150,766)    (22,618,393)
                                                                      ---------------- ---------------- ----------------

FINANCING ACTIVITIES:

     Borrowings under credit agreement                                    23,945,000        11,100,000      17,228,500
     Repayments under credit agreement                                   (25,245,000)      (13,300,000)       (500,000)
     Payments for origination and other fees pursuant to credit
      agreement                                                             (300,671)         (472,276)       (228,500)
     Payments on obligation from acquisition                                       -                 -      (1,125,000)
     Payments on obligations to former shareholders                                -                 -         (50,000)
     Payments on notes payable                                               (77,674)         (263,941)        (56,806)
     Payments on capital lease obligations                                  (100,949)          (60,524)        (30,331)
     Issuance of common stock upon exercise of stock options               1,164,524           770,078         177,804
                                                                      ---------------- ---------------- ----------------
Net cash provided by (used in) financing activities                         (614,770)       (2,226,663)     15,415,667
                                                                      ---------------- ---------------- ----------------
Net increase (decrease) in cash and cash equivalents                         328,518        (2,226,020)     (5,718,575)
Cash and cash equivalents at beginning of year                                     -         2,226,020       7,944,595
                                                                      ---------------- ---------------- ----------------
Cash and cash equivalents at end of year                                  $  328,518      $          -     $ 2,226,020
                                                                      ================ ================ ================

                                                                                YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                        2000             1999             1998
                                                                   --------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid                                                      $1,711,994        $1,413,178        $  500,612
     Income taxes paid                                                  $  239,417        $  425,301        $  164,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Increase in property and equipment in connection with
      capital lease obligations                                         $  723,490        $  403,368              --
     Issuance of common stock pursuant to Stock Purchase
        Agreement                                                       $2,039,063              --
     Issuance of common stock pursuant to arbitration                   $   24,870              --                --
     Common stock to be issued pursuant to arbitration                        --          $1,740,920
     Issuance of warrants in connection with Credit Agreement                 --          $  255,000              --
     Increase in intangibles pursuant to licensing agreement                  --          $  200,000              --
     Issuance of common stock in connection with acquisition                  --                --          $2,730,000
     Increase in accrued expenses in connection with acquisition              --                --          $  618,286
     Net decrease in intangibles pursuant to licensing agreement              --                --          $  200,000


See accompanying notes.

                                   CORE, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PURPOSE

CORE, INC. ("CORE") is a national provider of employee absence management services to Fortune 500 companies and other self-insured employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consist of CORE's proprietary WorkAbility Absence Management program, disability reinsurance management services, social security disability benefits advocacy, analytic consulting services, onsite job profiling analysis and workplace risk management services, and licensing), Peer Review Analysis (which consist of specialty physician and allied health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CORE and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

RISKS AND UNCERTAINTIES

CORE provides its services to companies throughout the United States in various industries, including, but not limited to the healthcare and insurance industries. Management does not believe significant credit risk exists at December 31, 2000 as a result of the large and diverse nature of CORE's customer base. CORE performs periodic credit evaluations of its ongoing customers and generally does not require collateral. CORE maintains allowances for potential credit losses, and these losses have consistently been within management's expectations.

SIGNIFICANT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments primarily consist of cash and cash equivalents, receivables, payables and borrowings. CORE believes the recorded values of all financial instruments approximate current values. CORE also entered into a derivative financial instrument in January 1999 for purposes of managing its interest rate exposure. The cost of the interest rate protection arrangement is being amortized to interest expense ratably over the life of the arrangement. Payments received as a result of the arrangement are recorded as a reduction of interest expense. The net amortized cost of the arrangement is included in other assets in the accompanying consolidated balance sheets.

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

                                   CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

REVENUE RECOGNITION

CORE engages principally in capitated (fixed rate per employee per month), hourly, per case basis or management fee based contracts. Management fee based contracts represent a percentage of the premiums on disability policies of the Disability Alliance for Reinsurance Treaties ("DART") pools that are managed by CORE.

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

Profit commissions, representing a percentage of the overall profits on the pooled policies under management are recognized as the annual operating results of the DART pools become determinable. Licensing fees are primarily based on use by the customer and are recognized as revenue when earned.

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

RECLASSIFICATIONS

Certain reclassifications of 1999 and 1998 amounts have been made to permit comparison.

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

2.   BUSINESS ACQUISITIONS

DISABILITY RMS

On September 1, 1998, CORE acquired all shares of stock of Disability Reinsurance Management Services, Inc. ("Disability RMS"), a Delaware corporation, pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock Purchase Agreement") in a transaction accounted for as a purchase. Disability RMS is a full service reinsurance intermediary manager providing marketing, underwriting advice, claims, actuarial and compliance services to its insurance company clients and risk management expertise for reinsurers in reinsurance facilities.

Pursuant to the Stock Purchase Agreement, all shares of stock of Disability RMS were acquired in exchange for a $20,000,000 cash payment, the issuance of 480,000 shares of CORE's common stock and the future issuance of up to an additional $7,000,000 of CORE's common stock based upon the future performance of Disability RMS. On April 1, 2000, CORE issued 375,000 additional shares of common stock in connection with the acquisition. The issuance of common stock represented the remaining consideration pursuant to an Agreement and Amended Capital Stock Purchase Agreement effective April 1, 2000 between CORE, Disability RMS and the former stockholders of Disability RMS.

The excess of the purchase price over the estimated fair market value of the net assets acquired, representing goodwill and certain identifiable intangibles amounting to approximately $24,801,000, is being amortized on a straight-line basis over periods of three to thirty-five years.

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

TCM

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

UNAUDITED PRO FORMA INFORMATION

The consolidated financial statements include the operating results of Disability RMS and TCM from the dates of acquisition. The following unaudited pro forma information has been prepared as if the acquisition of Disability RMS had occurred on January 1, 1998 and the TCM acquisition and subsequent disposition had not occurred at all. The pro forma financial information set forth below includes adjustments for amortization of intangibles arising from the transactions, interest expense incurred on funds borrowed to finance the transactions, reductions in interest income from the use of short-term investments to fund the transactions and for additional shares of common stock issued in the Disability RMS transaction.

                                           YEAR ENDED DECEMBER 31,
                                              ---------------
                                                    1998
                                              ---------------
Revenues                                       $   48,145,000
                                               ==============
Net loss                                       $   (3,640,000)
                                               ==============
   Net loss per common share:
     Basic                                     $        (0.47)
                                               ==============
     Diluted                                   $        (0.47)
                                               ==============


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual consolidated results of operations might have been had the transactions occurred on the dates indicated.

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued


3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                     2000               1999
                                               ---------------------------------
Computer and office equipment                  $  8,860,000         $  7,093,000
Software and software development costs          12,377,000            8,535,000
Furniture and fixtures                            3,086,000            2,634,000
Leasehold improvements                            1,957,000            1,956,000
                                               ------------         ------------
                                                 26,280,000           20,218,000
Accumulated depreciation                        (14,051,000)         (11,300,000)
                                               ------------         ------------
Property and equipment, net                    $ 12,229,000         $  8,918,000
                                               ============         ============

Included in property and equipment at December 31, 2000 and 1999, respectively, are assets acquired under capital lease agreements amounting to $1,127,000 and $404,000, respectively. At December 31, 2000 and 1999, accumulated depreciation on these assets totaled $166,000 and $52,000, respectively.

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

5.   DISPOSAL OF SUBSIDIARIES

On June 21, 1999, CORE sold the assets of one of its operating subsidiaries, Integrated Behavioral Health, a California corporation ("IBH"), to a non-affiliated party for $50,000 in cash and a $463,000 promissory note, bearing interest at ten percent (10%) per annum. The terms of the note require the purchaser to make 36 equal monthly installments of principle and interest. A net gain of $332,000 was realized from the sale of assets. IBH provided mental health case management services. The note receivable is included in other assets in the accompanying consolidated balance sheets.

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

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

6.   ARBITRATION CHARGES

On June 12, 2000, an arbitrator issued a Final Award pertaining to a dispute over matters involving the Asset Purchase Agreement with Transcend. Under the terms of the Final Award, the parties agreed that CORE and TCM have entirely fulfilled their obligations to Transcend with respect to all of the matters in the proceeding. The obligations of CORE and TCM were set forth in the arbitrator's Interim Award dated February 10, 2000 in which he concluded that CORE and TCM breached the Asset Purchase Agreement with Transcend. TCM had acquired in March 1998 and subsequently returned in December 1998, certain assets relating to Transcend's workers' compensation case management services (the "Business.") The arbitrator ordered CORE and TCM to pay Transcend the calculated earn-out payment based upon the formula established in the Asset Purchase Agreement and to reimburse Transcend for its attorneys' fees and costs. The resulting earn-out consideration, amounting to $1,740,920, was required to be delivered in the form of CORE common stock based on the market price as of December 20, 1999 ($7.00). On March 31, 2000, CORE issued 248,703 shares of its common stock to Transcend and reimbursed Transcend $183,270 for associated attorney fees and costs. The charges associated with the stock issuance and cost reimbursement to Transcend were recorded in December 1999.

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

7.   NON-RECURRING REALIGNMENT CHARGES

CORE recorded non-recurring charges of $2,601,000 during 2000 as a result of realignment activities within its service lines and administrative functions. The charges primarily relate to workforce reductions in the WorkAbility Absence Management Program in the first and third quarters of 2000 and costs to relocate the WorkAbility data center from the East Coast to the West Coast.

Severance and other separation costs relating to reductions in the overall workforce amounted to approximately $1,706,000 for the twelve months ending December 31, 2000. Approximately 70 positions have been eliminated in connection with these realignment activities. Other non-recurring costs, including
$397,000 for the data center move, were incurred as a result of related service line realignment activities to further streamline the operations.

Unpaid realignment charges of $522,000, which will be primarily disbursed through June 2001, are included in accrued expenses on the accompanying consolidated balance sheet at December 31, 2000.

8.   CREDIT AGREEMENT

On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. Effective as of December 31, 2000, the total remaining credit facility under the terms of the Third Amendment to the Amended and Restated Credit Agreement dated March 23, 2001 (as amended, the "Restated Credit Agreement") is $18,000,000 and is comprised of a $13,000,000 Term Loan and an available commitment of up to $5,000,000 in Revolving Loans. The Term Loan is subject to principal payments of $2,750,000 in March 2001 (consisting of a $2,000,000 prepayment in connection with the third amendment and a $750,000 scheduled payment) and each month thereafter in amounts ranging from $250,000 to $333,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

At December 31, 2000 and 1999, CORE had outstanding borrowings of $13,000,000 and $14,300,000, respectively, under the credit facility which were all tied to the prime base lending rate (9.5% at December 31, 2000) plus the applicable margin.

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

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

For the quarters ended September 30, 2000 and December 31, 2000, CORE did not satisfy certain financial covenants set forth in the Restated Credit Agreement. Specific covenants that were out of compliance consisted of the minimum interest coverage, minimum debt service coverage, minimum fixed charge coverage and the minimum earnings requirement. Two waivers, the first effective as of September 30, 2000 and the second effective December 31, 2000 were granted by Fleet with respect to these unsatisfied covenants, in exchange for certain modifications outlined in the second and third amendments to the Restated Credit Agreement. These modifications primarily consist of revisions to certain financial covenants for the quarters ending March 31, 2001 and June 30, 2001, a reduction in the amount of the available commitment for the Revolving Loans, a mandatory prepayment of the Term Loan in the principal amount of $2,000,000 during March 2001 and restrictions on allowable capital expenditure levels. In addition, a fee of $200,000 will be payable by CORE if the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001. An additional fee of $400,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid by August 31, 2001. Beginning on October 1, 2001 and each month thereafter, a fee of $100,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid as of the first business day of the month.

CORE has entered into an interest rate protection arrangement with Fleet that limits CORE's exposure to significant increases in the base lending rate. The arrangement places an effective cap on the prime base lending rate at 9.75% (or LIBOR at 6.75%) for a substantial portion of the outstanding borrowings through August 29, 2003.

In connection with the Initial Credit Agreement and related amendments, CORE has issued two Warrants to purchase shares of its Common Stock to Fleet. The original Warrant granted on August 31, 1998 entitles the holder to purchase up to 156,322 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $6.92 per share and expires August 31, 2003. The second Warrant granted in connection with the Third Amendment to the Initial Credit Agreement, dated April 27, 1999, entitles the holder to purchase up to 187,000 shares of CORE's Common Stock (subject to certain adjustments), at an exercise price of $12.00 per share and expires June 30, 2004.

Scheduled annual principal payments on the Term Loan and maximum credit availability under the Restated Credit Agreement, for the remaining life of the credit facility are:


                                Scheduled
                                Term Loan         Maximum Credit
                                Principal          Availability
                                Payments:        As of December 31:
           2001               $ 5,000,000               $13,000,000
           2002                 3,000,000                10,000,000
           2003                 3,000,000                 7,000,000
           2004                 2,000,000                        --
                              -----------
                              $13,000,000
                              ===========


9.   STOCK OPTION PLANS

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if CORE had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.33%, 5.29% and 5.28% ; volatility factors of the expected market price of CORE's common stock of 88%, 90% and 90%; and a weighted average expected life of the options of 3.3 years.

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. CORE's pro forma information for the years ended December 31, is as follows:

                                                  2000              1999              1998
                                             ---------------------------------------------------
Pro forma net (loss)                            $(2,863,000)     $ (2,190,000)     $(7,239,000)
                                             ================  ================  ===============
Pro forma net (loss) per share                  $     (0.32)     $      (0.28)     $     (0.97)
                                             ================  ================  ===============

CORE has reserved 2,900,000 shares of common stock for issuance under stock option plans established in 1991 and 1997. CORE has also granted or assumed 1,322,582 non-plan stock options and warrants of which 499,503, 354,503 and 329,758 have been exercised as of December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, 1999 and 1998, respectively, 131,991, 75,611 and 21,212 of these non-plan stock options have been canceled. Other than the 691,088 non-plan stock options outstanding at December 31, 2000, no shares have been reserved for non-plan stock options.

Plan and non-plan stock options activity and related information for the years ended December 31, is as follows:

                                              2000               1999              1998
                                        ------------------------------------------------------
Outstanding at beginning of year                2,535,518         2,470,192         2,008,083
Granted                                           602,050           596,683           595,139
Canceled                                         (243,664)         (175,582)          (91,597)
Exercised                                        (351,522)         (355,775)          (41,433)
                                        ------------------ -----------------  ----------------
Outstanding at end of year                      2,542,382         2,535,518         2,470,192
                                        ------------------ -----------------  ----------------
Price range of outstanding options          $2.875-$13.75     $3.125-$13.75      $2.94-$13.75
                                        ================== =================  ================
Price range of options exercised             $3.125-$6.25      $2.94-$8.063       $2.94-$8.75
                                        ================== =================  ================
Exercisable at end of year                      1,769,041         1,825,194         1,393,743
                                        ================== =================  ================
Available for grant at end of year                412,733            77,499             9,150
                                        ================== =================  ================

The weighted average exercise prices are as follows:

                                                         2000            1999            1998
                                                ----------------------------------------------
Granted                                              $   4.99        $   9.04        $   8.76
Canceled                                                 7.49            8.61            9.12
Exercised                                                3.32            3.83            4.89
Outstanding at end of year                               7.63            7.64            6.80
Exercisable at end of year                               8.24            7.47            6.01

The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 are $3.66, $4.82 and $5.59, respectively. Stock options will expire on various dates through December 2005. The weighted average

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

remaining contractual life of options outstanding at December 31, 2000 is 2.5 years.

10.  INCOME TAXES

The income tax benefit (provision) is comprised of the following:

                              2000             1999             1998
                         --------------------------------------------------
Current:
   Federal                     $ 445,000      $ (526,000)       $  116,000
   State                        (118,000)       (212,000)         (141,000)
                         ---------------- ---------------- ----------------
                                 327,000        (738,000)          (25,000)
Deferred-
   Federal                            -                -           218,000
                         ---------------- ---------------- ----------------
                               $ 327,000      $ (738,000)       $  193,000
                         ================ ================ ================

The approximate effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 is as follows:

                                                      2000                      1999
                                                  ---------------------------------------
Deferred tax assets:
   Bad debt reserve                               $   262,000                $   192,000
   Expense accruals                                   481,000                    353,000
   Depreciation                                          --                       12,000
   Goodwill amortization                              214,000                    474,000
   Loss on disposal of business                          --                      893,000
   Net operating loss carryforwards                 3,131,000                  1,329,000
   Valuation allowance                             (2,859,000)                (2,167,000)
                                                  -----------                -----------
                                                    1,229,000                  1,086,000

Deferred tax liabilities:
   Depreciation                                      (649,000)                      --
   Unbillable revenues                               (580,000)                (1,086,000)
                                                  -----------                -----------
Net deferred tax asset (liability)                $      --                  $      --
                                                  ===========                ===========

The valuation allowance primarily relates to deferred tax assets related to federal and state net operating loss ("NOL") carryforwards of approximately $6.4 million and $15.8 million, respectively, at December 31, 2000. With respect to the NOL carryforwards, they expire through 2020, and will be carried forward for reduction of future federal and state income taxes. The amount of NOL carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of these NOL carryforwards may be subject to further limitation provided by the Internal Revenue Service Code of 1986 and similar state provisions. No benefit for these carryforwards has been recognized in the financial statements.

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

Income tax benefit (expense) for the years ended December 31, 2000, 1999 and 1998 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                                         2000                 1999                  1998
                                                                    ---------------------------------------------------------
Statutory federal tax benefit (expense)                             $   357,000            $  (843,000)           $ 1,344,000
State income tax expense, net of federal benefit                        (78,000)              (140,000)               (94,000)
(Increase) decrease in valuation allowance                             (370,000)               689,000                149,000
Losses not benefited                                                         --               (365,000)                    --
Alternative minimum taxes                                                    --                (61,000)                    --
Goodwill amortization not deductible for tax purposes                        --                     --             (1,467,000)
Other                                                                   (27,000)               (18,000)               (22,000)
Resolution of prior years' tax exposures                                445,000                     --                283,000
                                                                    -----------            -----------            -----------
Effective tax benefit (expense)                                     $   327,000            $  (738,000)           $   193,000
                                                                    ===========            ===========            ===========

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

11.  LEASES

CORE leases its facilities and certain office equipment under non-cancelable operating leases, which expire at various dates through November 2010.

The terms of the lease agreements at the Irvine, California location, scheduled to expire in June 2003 and September 2005 include base rent increases over the terms of the leases and options to renew for one five-year term at the then prevailing rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. CORE has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.

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

At December 31, 2000, future minimum annual commitments under operating lease agreements are as follows:

      2001                        $   3,841,000
      2002                            2,992,000
      2003                            2,738,000
      2004                            1,890,000
      2005                            1,618,000
                              ------------------
                                  $  13,079,000
                              ==================

Total expense recognized under operating leases amounted to $3,452,000 $2,981,000 and $2,017,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

During 2000 and 1999, CORE entered into capital lease agreements related to the acquisition of computer equipment and office furniture. At December 31, 2000, future minimum annual commitments under capital lease agreements are as follows:

      2001                         $    315,000
      2002                              315,000
      2003                              315,000
      2004                              121,000
      2005                               53,000
                              ------------------
                                  $   1,119,000
                              ==================

12.  COMMITMENTS AND CONTINGENCIES

Certain of CORE's service agreement contracts have provisions that allow clients to audit CORE's performance under the contracts.

CORE has several 401(k) profit sharing plans covering all employees meeting certain service requirements. The Plans provide for discretionary contributions by CORE. Matching contributions for the years ended December 31, 2000, 1999 and 1998 were $347,000, $255,000 and $222,000, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

CORE is involved in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, management believes that they will not result in a materially adverse effect on CORE's financial position, results of operations or liquidity.

Generally, the review services provided by CORE are advisory in nature, and final determination as to payment or nonpayment of benefits is not made by CORE. Certain clients have delegated to CORE the authority to decide whether an employee is eligible for benefits under the client's plan. Determinations as to the medical care provided to a patient are always made by the patient or the attending physician and are not made by CORE. However, due to the significant number of claims in the medical malpractice field in general, it is possible that a patient may assert claims against CORE for damages due to adverse

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

medical consequences. New or existing legal theories by which patients or physicians may attempt to assert liability against CORE or other companies engaged in the industry are developing and are expected to continue to develop. Although CORE believes that its procedures result in reasonable and accurate determinations of coverage, there can be no assurance that claims will not be made or that CORE's procedures for limiting liability will be effective. CORE maintains professional liability insurance and such other coverages as CORE believes are reasonable in light of CORE's experience to date. However, there can be no assurance that such insurance will be sufficient to protect CORE from liability which might adversely affect CORE's business, operating results or financial condition or will continue to be available to CORE at reasonable cost or at all.

13.  EARNINGS PER SHARE

The following table sets forth the computation of earnings (loss) per share as of December 31:

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                         2000                1999                  1998
                                                   ------------------------------------------------------------
Numerator:
   Net income (loss)                                  $   (723,000)         $   1,740,000       $  (3,760,000)
                                                   =================  ====================  ===================
Denominator:
   Denominator for basic earnings (loss) per
     share: weighted-average shares                      8,858,000              7,941,000           7,489,000
   Effect of dilutive stock options and warrants                 -                475,000                   -
                                                   -----------------  --------------------  -------------------
   Denominator for diluted earnings (loss)
     per share: adjusted weighted-average
     shares and assumed conversions                      8,858,000              8,416,000           7,489,000
                                                   =================  ====================  ===================
Basic earnings (loss) per share                       $      (0.08)         $        0.22       $       (0.50)
                                                   =================  ====================  ===================
Diluted earnings (loss) per share                     $      (0.08)         $        0.21       $       (0.50)
                                                   =================  ====================  ===================

14.  TRUST ACCOUNTS

CORE controls certain cash and cash equivalents for clients for the processing of disability payments that, pursuant to agreements with the customers, remains the property of the customers. The balance of these funds as of December 31, 2000 and December 31, 1999 was approximately $775,000 and $483,000, respectively. These funds are not reflected in the accompanying consolidated financial statements.

Furthermore, in its fiduciary capacity, CORE is entrusted with funds of reinsurance facility pools. The balance of these funds as of December 31, 2000 and December 31, 1999 was approximately $13,513,000 and $11,844,000, respectively. These funds are not reflected in the accompanying consolidated financial statements. CORE is entitled to a certain percentage of the interest earned by these facilities as part of its management service fees. CORE earned approximately $911,000, $493,000 and $138,000 in interest for the years ended December 31, 2000, 1999 and 1998, respectively.

15.  SIGNIFICANT CLIENTS

CORE has service agreements with a major client, which accounted for approximately 19%, 24% and 22% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. No other client represented 10% or more of revenue during these years.

                                        CORE, INC.
                   Notes to Consolidated Financial Statements - Continued

16.  SHAREHOLDER RIGHTS PLAN

In September 1999, CORE's Board of Directors adopted a ten-year Shareholder Rights Agreement (the "Plan"), effective October 21, 1999. Under the Plan, CORE's shareholders of record at November 1, 1999 received rights to purchase one one-thousandth of a share of a newly created class of voting preferred stock for each share of common stock held on that date. In the absence of further Board action, each right (other than rights held by acquirers disqualified by the Plan) generally becomes exercisable if any person acquires 15 percent or more of CORE's outstanding common stock or is determined by the Board to be an "adverse person." An "adverse person" is one who acquires 10 percent or more of the outstanding common stock for purposes which the Board determines to be inconsistent with the best interests of CORE and its shareholders. If applicable, each right would become exercisable at the exercisable price then in effect, for a number of shares of the preferred stock having a market value of two times the exercise price.

17.  UNAUDITED INTERIM FINANCIAL INFORMATION

The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of CORE, INC:

                                                                          NET INCOME     DILUTED EARNINGS
                                            REVENUE      GROSS PROFIT       (LOSS)      (LOSS) PER SHARE
                                       ---------------- -------------- ---------------- ------------------
FISCAL YEAR 2000
First Quarter                             $ 17,146,044     $8,339,917      $   366,559     $     0.04
Second Quarter                              16,191,099      7,662,408          290,229           0.03
Third Quarter                               14,612,468      6,209,047       (1,791,931)         (0.20)
Fourth Quarter                              16,030,280      8,005,414          412,292           0.05

FISCAL YEAR 1999
First Quarter                             $ 14,695,631     $6,176,047      $   882,061     $     0.11
Second Quarter                              16,706,465      6,898,354        1,261,438           0.15
Third Quarter                               16,317,604      7,400,679        1,018,091           0.12
Fourth Quarter                              16,410,300      7,305,678       (1,421,837)         (0.18)

FISCAL YEAR 1998
First Quarter                             $ 10,170,490     $3,550,452      $   210,856     $     0.03
Second Quarter                              10,760,251      3,937,716       (4,505,817)         (0.61)
Third Quarter                               11,442,913      4,444,869         (203,177)         (0.03)
Fourth Quarter                              13,235,630      5,843,273          738,213           0.09

18.  MERGER AGREEMENT

On March 29, 2001, CORE signed an Agreement and Plan of Merger (the
"Merger Agreement") with Fortis, Inc. ("Fortis"), under which Fortis will acquire all of the shares of CORE for approximately $4.92 in cash per share, or $45,000,000 in the aggregate. Fortis will also assume all of CORE's obligations, including the outstanding borrowings under the terms of the Third Amendment to the Amended and Restated Credit Agreement dated March 23, 2001 with Fleet National Bank (see Note 8).

CORE anticipates that the transaction can be completed in approximately three months from the signing of the Merger Agreement, subject to customary closing conditions, including the approval of the holders of two-thirds of the outstanding shares of CORE's common stock.

                                   CORE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                    BALANCE AT
                                                   BEGINNING OF      CHARGED TO COSTS          DEDUCTIONS-         BALANCE AT END
DESCRIPTION                                           PERIOD           AND EXPENSES             DESCRIBE              OF PERIOD
- --------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000-
       Allowance for doubtful accounts              $  476,000         $    402,000 (a)      $  (232,000) (b)        $  646,000
Year ended December 31, 1999-
      Allowance for doubtful accounts               $  405,000         $    415,000 (a)      $  (344,000) (b)        $  476,000
Year ended December 31, 1998-
      Allowance for doubtful accounts               $  152,000         $    253,000 (a)         $       -            $  405,000


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

                                            CORE, INC.

Date:  March 30, 2001                   By: /s/ George C. Carpenter IV
                                            -----------------------------------
                                            George C. Carpenter IV
                                            Chairman of the Board and
                                            Chief Executive Officer

Date:  March 30, 2001                   By: /s/ William E. Nixon
                                            -----------------------------------
                                            William E. Nixon
                                            Chief Financial Officer, Executive
                                            Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George C. Carpenter IV                    Chairman of the Board of Directors                March 30, 2001
- --------------------------------------        and Chief Executive Officer
George C. Carpenter IV


/s/ Craig C. Horton                           Director, President and Chief                     March 30, 2001
- --------------------------------------        Operating Officer
Craig C. Horton


/s/ William E. Nixon                          Chief Financial Officer, Executive                March 30, 2001
- --------------------------------------        Vice President and Treasurer
William E. Nixon


/s/ Bradley J. Timon                          Controller and Chief Accounting Officer           March 30, 2001
- --------------------------------------
Bradley J. Timon


/s/ Leslie M. Alexandre, Dr.P.H.              Director                                          March 30, 2001
- --------------------------------------
Leslie M. Alexandre, Dr.P.H.


/s/ Stephen C. Caulfield                      Director                                          March 30, 2001
- --------------------------------------
Stephen C. Caulfield


/s/ David M. Tourangeau                       Director                                          March 30, 2001
- --------------------------------------
David M. Tourangeau


/s/ Richard J. Towle                          Director                                          March 30, 2001
- --------------------------------------
Richard J. Towle


/s/ James R. Boris                            Director                                          March 30, 2001
- --------------------------------------
James R. Boris