Form 10-K/A
period 2000-12-31
CORE INC
filed 2001-04-18
CIK 880238

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

                                 AMENDMENT NO 1.

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

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

                                 CORE, INC.


Date: April 16, 2001             By: /s/ George C. Carpenter IV
                                     ---------------------------------
                                     George C. Carpenter IV
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


Date: April 16, 2001             By: /s/ Bradley J. Timon
                                     ---------------------------------
                                     Bradley J. Timon
                                     Acting Chief Financial Officer, Controller,
                                     and Chief Accounting Officer (Principal
                                     Financial Officer)

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the directors and executive officers of CORE as of April 2, 2001.

Name                            Age   Position
----                            ---   --------
George C. Carpenter IV          42    Chairman of the Board of Directors and
                                        Chief Executive Officer
Craig C. Horton                 46    Director, President and Chief Operating
                                        Officer
James T. Fallon                 37    Executive Vice President, Managing
                                        Director, Disability Reinsurance
                                        Management Services, Inc.
Stuart T. Greer                 41    Managing Director, Peer Review Analysis
Lisa O. Hansen                  38    Executive Vice President, Managing
                                        Director, Disability Reinsurance
                                        Management Services, Inc.
Michael D. Lachance             46    Executive Vice President, Managing
                                        Director, Disability Reinsurance
                                        Management Services, Inc.
Carol Leyshock                  49    President, SSDC Corp.
Bradley J. Timon                38    Acting Chief Financial Officer, Controller
                                        and Chief Accounting Officer
Leslie Alexandre, Dr.P.H. (1)   43    Director
James R. Boris                  56    Director
Stephen C. Caulfield (2)        60    Director
David M. Tourangeau (1) (2)     62    Director
Richard J. Towle (2)            48    Director

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.

      The Company's Board of Directors is divided into three classes, each of whose members serve for staggered three-year terms. The term of the Class I Directors (presently Dr. Alexandre, Mr. Boris and Mr. Caulfield) expires in the year 2001; the term of the Class II Directors (presently Mr. Tourangeau and Mr. Towle) expires in the year 2002; and the term of the Class III Directors (presently Mr. Carpenter and Mr. Horton) expires in the year 2003. At each annual meeting of stockholders, directors are elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

      Executive officers of CORE are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

      George C. Carpenter IV was re-elected a Class III Director at the July 2000 Annual Stockholders Meeting, and was elected the Chairman of the Board of Directors and Chief Executive Officer of CORE effective with CORE's March 24, 1995 merger involving Core Management, Inc. Mr. Carpenter served as the Chief Executive Officer and a Director of Core Management, Inc., a Delaware corporation ("CMI"), since its formation in 1990. From 1988 to 1990, Mr. Carpenter served as a Vice President, Operations of The Health Data Institute, Inc., a provider of utilization review, case management and analytic services and a developer of related software, a subsidiary of Baxter International, Inc.

      Craig C. Horton was re-elected a Class III Director at the July 2000 Annual Stockholders Meeting and was elected the President and Chief Operating Officer of CORE on March 30, 1995. Mr. Horton also served as General Manager, WorkAbility from October 1999 through September 2000. Mr. Horton served as the President and a Director of CMI from its formation in 1990. From 1988 to 1990, Mr. Horton was Vice President, Operations of The Health Data Institute, Inc., a subsidiary of Baxter International, Inc.

      James T. Fallon joined CORE with Ms. Hansen and Mr. Lachance in September 1998 upon CORE's acquisition of Disability Reinsurance Management Services, Inc. ("Disability RMS"). Mr. Fallon was a founder of Disability RMS and has served as a Managing Director of Disability RMS since its establishment in 1993. In November 2000, Mr. Fallon became an Executive Vice President of CORE. Previously, from 1985 through 1993, Mr. Fallon held various sales and marketing management positions with UNUM Life Insurance Company of America ("UNUM") and UNUM's reinsurance division (later Duncanson & Holt.)

      Stuart T. Greer joined CORE as a Manager, Physician Review Services in November 1994. Mr. Greer has over thirteen years experience in medical specialty consultation management and he has held several positions with CORE, including Director, Peer Review Services; Director, Peer Review Analysis; and Managing Director, Peer Review Analysis.

      Lisa O. Hansen joined CORE with Mr. Fallon and Mr. Lachance in September 1998 upon CORE's acquisition of Disability RMS. Ms. Hansen was a founder of Disability RMS and has served as a Managing Director of Disability RMS since its establishment in 1993. In November 2000, Ms. Hansen became an Executive Vice President of CORE. Ms. Hansen began her insurance career in Paul Revere Life Insurance Company's sales force in 1984, then joined UNUM in 1985 where she held several sales and marketing management positions within UNUM's reinsurance division (later Duncanson & Holt.) Effective May 1, 2001, Ms. Hansen is scheduled to terminate her employment with CORE and Disability RMS, however she has agreed to provide the Company with consulting services following her termination. See Item 11, "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

      Michael D. Lachance joined CORE with Mr. Fallon and Ms. Hansen in September 1998 upon CORE's acquisition of Disability RMS. Mr. Lachance was a founder of Disability RMS and has served as a Managing Director of Disability RMS since its establishment in 1993. In November 2000, Mr. Lachance became an Executive Vice President of CORE. In 1983, Mr. Lachance joined UNUM where he spent over eleven years in a variety of Individual Disability and Group Reinsurance management positions. Mr. Lachance earned his Fellow Society of Actuaries ("FSA") designation in 1986.

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

      Bradley J. Timon assumed the position of Acting Chief Financial Officer on April 1, 2001. Mr. Timon joined CORE in June 1998 as Controller and in March 2000 was elected Chief Accounting Officer of CORE. Prior to his employment with CORE, from 1989 to 1995, Mr. Timon served in various positions, including Senior Manager at KPMG Peat Marwick LLP, a public accounting firm; and from 1995 to 1998, served as Controller at James Hardie Industries.

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

      James R. Boris was appointed a Class I Director in November 2000. Mr. Boris is currently chairman of JB Capital Management LLC, a private investment firm. From January 1990 until November 1999, Mr. Boris was Chairman and Chief Executive Officer of EVEREN Capital Corporation and its predecessor firm, Kemper Securities, Inc. Mr. Boris also serves on the board of directors of various organizations including People's Energy Corporation, Pragmatic Vision International, Loyola Health Care System, Inc., the Board of Trustees of Loyola University, Chicago, and the Advisory Board of J.L. Kellogg Graduate School of Management at Northwestern University.

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

      Richard J. Towle was appointed a Class II Director in September 1998 and was re-elected to this position by CORE's stockholders in July 1999. Mr. Towle is Senior Vice President of Boston University and serves as Chief Business Officer for the Boston University Medical Center, including operational management of Financial and Business Affairs, Facilities Management and Information Technology. Mr. Towle also oversees the operations of several University-wide departments, including the offices of Budget, Analytical Services, Risk Management, Personnel, Equal Opportunity, Family Resources, Campus Planning and Student Health Services. Mr. Towle is a member of both the National Association of College and University Business Officers and the Greater Boston Chamber of Commerce Development and Transportation Committee.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth information for 2000, 1999 and 1998 concerning the compensation paid or accrued by CORE and its subsidiaries to the chief executive officer and certain other executive officers whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year (the "Named Executive Officers"). Although only principal capacities are listed, the compensation figures include all compensation received in any capacity, for services rendered during the fiscal years indicated.

                                                                                        Long Term
                                                                                      Compensation
                                            Annual Compensation                          Awards
                                   ------------------------------------------------ ------------------
                                                                                       Securities
                                                                     Other Annual      Underlying       All Other
Name and Principal Position        Year   Salary($)      Bonus($)   Compensation($)    Options (#)   Compensation($)
----------------------------------------------------------------------------------- ----------------------------------
George C. Carpenter IV             2000    270,421        13,500                         45,000           2,625 (1)
   Chairman of the Board of        1999    223,775                                                        2,500 (1)
   Directors and Chief Executive   1998    184,834                                       25,000           2,485 (1)
   Officer

Craig C. Horton                    2000    246,286        10,000                         45,000           2,585 (1)
   Director, President and Chief   1999    213,859                                                        2,017 (1)
   Operating Officer               1998    174,833                                       25,000

James T. Fallon                    2000    226,205        58,249                         25,000          10,200 (1)
   Executive Vice President,                                                                                216 (2)
   Managing Director, Disability                                                                          5,377 (3)
   Reinsurance Management          1999    200,003                                        6,667           9,600 (1)
   Services, Inc.                                                                                           240 (2)
                                                                                                          9,218 (3)
                                   1998     66,614 (4)                                                    1,860 (1)
                                                                                                            262 (2)

Lisa O. Hansen                     2000    225,938        58,249                         25,000          10,200 (1)
   Executive Vice President,                                                                                216 (2)
   Managing Director, Disability                                                                          5,377 (3)
   Reinsurance Management          1999    200,003                                        6,667           9,600 (1)
   Services, Inc.                                                                                           240 (2)
                                                                                                          9,218 (3)
                                   1998     66,614 (4)                                                    1,860 (1)
                                                                                                            262 (2)

Michael D. Lachance                2000    227,202        58,249                         25,000          10,200 (1)
   Executive Vice President,                                                                                360 (2)
   Managing Director, Disability                                                                          5,377 (3)
   Reinsurance Management          1999    200,003                                        6,667           9,600 (1)
   Services, Inc                                                                                            532 (2)
                                                                                                          9,218 (3)
                                   1998     66,614 (4)                                                    1,742 (1)
                                                                                                            408 (2)

(1) Amount represents employer matching and profit sharing contributions made to CORE's 401(k) plans on behalf of the named executive officer.
(2) Amount represents payments for life insurance premiums made on behalf of the named executive officer.
(3)   Amount represents imputed interest paid to the named executive officer.
(4) Mr. Fallon, Ms. Hansen and Mr. Lachance, the founders of Disability RMS, joined CORE in September 1998 upon CORE's acquisition of Disability RMS. See Item 13, "Certain Relationships and Related Transactions."

      The following two stock option tables summarize option grants and exercises during 2000 for the Named Executive Officers, and the values of options granted during 2000 and held by such persons at December 31, 2000.

Option Grants in 2000

                                               Individual Grants
                         ---------------------------------------------------------------   Potential Realizable Value
                                                  % of Total                                 at Assumed Annual Rates
                               Number of            Options                                of Stock Price Appreciation
                         Securities Underlying    Granted to      Exercise                     For Option Term (2)
                                Options          Employees in      Price     Expiration   ------------------------------
Name                          Granted (#)       Fiscal Year (1)    ($/sh)       Date            5% ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV          45,000                7.47%        $5.25       3/29/2005       $79,630        $162,351
Craig C. Horton                 45,000                7.47%        $5.25       3/29/2005       $79,630        $162,351
James T. Fallon                 25,000                4.15%        $5.25       3/29/2005       $44,239         $90,195
Lisa O. Hansen                  25,000                4.15%        $5.25       3/29/2005       $44,239         $90,195
Michael D. Lachance             25,000                4.15%        $5.25       3/29/2005       $44,239         $90,195

(1) The Company granted a total of 602,050 options to its employees and consultants in 2000.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of CORE's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. This table does not take into account any appreciation in the price of the Common Stock to date.

Aggregated Option Exercises in 2000 and Year-End Option Values

      The following table presents information regarding options exercised in 2000 and the value of options outstanding at December 31, 2000 for each of the Named Executive Officers:

                                                                Number of Securities       Value of Unexercised
                                                               Underlying Unexercised    In-the-Money Options at
                                                               Options at Year End (#)       Year-End ($)(1)
                         Shares Acquired   Value Realized ($)       Exercisable/                 Exercisable/
Name                     on Exercise (#)                            Unexercisable               Unexercisable
-------------------------------------------------------------------------------------------------------------------
George C. Carpenter IV          0                 N/A                114,000/56,000                 $0/$0
Craig C. Horton                 0                 N/A                114,000/56,000                 $0/$0
James T. Fallon                 0                 N/A                  7,666/24,001                 $0/$0
Lisa O. Hansen                  0                 N/A                  7,666/24,001                 $0/$0
Michael D. Lachance             0                 N/A                  7,666/24,001                 $0/$0

(1) Based upon the closing price of $3.50 per share for CORE's Common Stock as quoted by the Nasdaq National Market on December 31, 2000.

Compensation of Non-Employee Directors

      As compensation for their services, each non-employee director is granted options for the purchase of 36,000 shares of CORE common stock with an exercise price equal to the fair market value (as quoted on Nasdaq) on the date of grant. The options vest quarterly over three years (3,000 shares per quarter) based on continuing service as a director.

      In November 2000, in connection with his appointment as a Director, CORE granted James Boris options for the purchase of up to 36,000 shares of CORE's common stock at the then fair market exercise price of $2.875 per share. The options vest quarterly, subject to continued service as a Director, through July 2003. Accordingly, 3,000 options vested in 2000 for his 2000 services.

      In November 1998, CORE granted to two then newly appointed non-employee directors options for the purchase of up to 36,000 shares of CORE's common stock at the then fair market exercise price of $7.25 per share. The options vest quarterly, subject to continued service as a Director, through July 2001. Accordingly, 12,000 options vested in 2000 to each of these non-employee directors for their 2000 services.

      In March 1998, CORE granted two non-employee director options for the purchase of up to 36,000 shares of CORE's common stock at the then fair market exercise price of $13.75 per share. The options have vested quarterly based on continued service as a Director, and were fully vested as of December 31, 2000. Accordingly, 12,000 options vested in 2000 to each of these non-employee directors for their 2000 services.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      George C. Carpenter IV and Craig C. Horton each entered into an employment agreement with CORE, effective July 15, 1999 and amended January 18, 2001. As amended, each employment agreement is renewed automatically on an annual basis unless written either party delivers notice of intent not to renew thirty (30) days prior to the scheduled end of the initial or subsequent term. Mr. Carpenter is entitled to an annual base salary of not less than $280,800 and Mr. Horton is entitled to an annual base salary of not less than $260,000. Mr. Carpenter and Mr. Horton are each entitled to receive compensation and fringe benefits for a period of 12 months if their employment is terminated without cause by CORE, and for a period of eighteen (18) months if their employment is terminated without cause or by the executive for good reason within twelve (12) months of a change in control of CORE (as described in the amended employment agreements).

      In connection with the acquisition of Disability RMS, James T. Fallon, Lisa O. Hansen and Michael D. Lachance each entered into an employment agreement with Disability RMS through September 30, 2000 (subject to extension through September 30, 2001 at the election of the executive). Mr. Fallon, Ms. Hansen and Mr. Lachance each entered into an amendment to their respective employment agreements effective September 30, 2000, which extended their employment through September 30, 2001. During the extension and thereafter, Mr. Fallon, Ms. Hansen and Mr. Lachance can terminate their employment agreements with 30 days' advance prior notice to Disability RMS. Mr. Fallon, Ms. Hansen and Mr. Lachance are each entitled to an annual base salary of not less than $237,120. Mr. Fallon, Ms. Hansen and Mr. Lachance are each entitled to receive compensation and fringe benefits for a period of 12 months if their employment is terminated without cause by the Company, and for a period of eighteen (18) months if their employment is terminated without cause or by executive for good reason within twelve (12) months of a change in control of CORE (as described in the amended employment agreements).

      On January 18, 2001, Lisa O. Hansen, CORE and Disability RMS entered into a mutually agreed termination of employment agreement. The termination of employment agreement provides for the termination of Ms. Hansen's employment, effective May 1, 2001, without cause. Pursuant to Ms. Hansen's amended employment agreement, beginning May 1, 2001, Ms. Hansen is entitled to severance and health care and dental benefits for 18 months (subject to the offset during the final 6 months as described in the amended employment agreement), based on her current annual base salary of $237,120. Ms. Hansen has agreed to provide consulting services to CORE and Disability RMS following her scheduled termination date.

      On March 29, 2001, CORE signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Fortis, Inc. ("Fortis"). In connection with the Merger Agreement, CORE has entered into amended and restated employment agreements with George C. Carpenter IV and Craig C. Horton and CORE and Disability RMS have entered into amended and restated employment agreements with James T. Fallon and Michael D. Lachance. Each of these amended and restated employment agreements will be effective upon the Effective Time of the Merger and will supersede the employment agreements currently in place between CORE and each of Mr. Carpenter and Mr. Horton and between Disability RMS and each of Mr. Fallon and Mr. Lachance.

      George C. Carpenter IV. Under the terms of his amended and restated employment agreement, Mr. Carpenter will serve as the Chief Executive Officer of CORE for a term of ninety (90) days after the Effective Time of the Merger. Mr. Carpenter's annual base salary will be $280,800. Mr. Carpenter is eligible to receive a bonus at the end of the term of his amended and restated employment agreement in an amount of up to $28,080 based upon whether (i) he made a reasonable effort to accomplish the goals established for him, (ii) the goals were reasonable given Mr. Carpenter's responsibilities and resources and (iii) the goals were in fact met.

      Upon the scheduled expiration of Mr. Carpenter's amended and restated employment agreement or if CORE terminates Mr. Carpenter's employment other than for cause, disability or death, Mr. Carpenter will receive all amounts accrued and unpaid to him through the termination date, including but not limited to unpaid base salary, accrued but unpaid holiday pay, and accrued but unused vacation time; base salary through the end of the term of the agreement; continuation of health care coverage for eighteen (18) months from the date of termination and continuation of base salary for eighteen (18) months from the end of the term of the agreement (provided that such payments of base salary will be reduced to reflect any salary, consulting fees or other compensation received by Mr. Carpenter for services rendered after one (1) year from the termination date); and outplacement services and continuation of company e-mail, voice mail, cell phone and Internet access until the later of eighteen (18) months from the end of the term of the agreement or the time Mr. Carpenter obtains a comparable position, commences a new business or no longer requires the services.

      Craig C. Horton. Under the terms of his amended and restated employment agreement, Mr. Horton will serve as Executive Vice President, National Accounts, of CORE until December 31, 2002, with automatic year-to-year renewals thereafter. Mr. Horton's annual base salary will be $260,000. Mr. Horton is eligible to receive an annual bonus in an amount of forty percent (40%) of his annual base salary upon the achievement of projected targets to be determined within ninety (90) days of the Effective Time of the Merger. However, the potential range of Mr. Horton's bonus is from zero percent (0%) to eighty percent (80%) of his annual base salary depending on the extent to which actual results fall short of or exceed the projected targets.

      If CORE terminates Mr. Horton's employment other than for cause, disability or death or elects not to renew Mr. Horton's amended and restated employment agreement or if Mr. Horton terminates his employment for Good Reason, as defined below, Mr. Horton will receive all amounts accrued and unpaid to him through the termination date, including but not limited to unpaid base salary, accrued but unpaid holiday pay, and accrued but unused vacation time; and continuation of base salary and health care coverage for twelve (12) months from the date of termination, provided, however, that if such termination occurs within 12 months of the Effective Time, such benefits will be continued for eighteen (18) months from the date of such termination (provided that such benefits will be reduced to reflect any salary, consulting fees or other compensation received by Mr. Horton for services rendered after one (1) year from the termination date).

      Under Mr. Horton's amended and restated employment agreement, "Good Reason" is defined as: (i) the assignment to Mr. Horton of any duties inconsistent with his status as Executive Vice President, National Accounts of CORE, an alteration in the nature or status of his title with CORE and his responsibilities for the day to day business, operations and affairs of CORE, as set forth in the agreement, or a diminution in Mr. Horton's authority with respect to CORE; (ii) any material breach by CORE of any material provision of the amended and restated employment agreement that is not cured within the earlier of the time specified for such cure in the agreement or thirty (30) days from the date of notice by Mr. Horton to the President or co-President alleging that a material breach has occurred and specifying the nature of the breach and the provision of the agreement alleged to have been breached; (iii) change of Mr. Horton's primary place of employment to a location more than fifty (50) miles from his current place of employment (subject to certain exceptions); (iv) change from a direct reporting relationship to the President or co-President; or
(v) failure to cure a breach after CORE has been provided with thirty (30) day advance written notice of the breach.

      James T. Fallon and Michael D. Lachance. Under the terms of their amended and restated employment agreements, Mr. Fallon and Mr. Lachance will each serve as the co-President of CORE and of Disability RMS until December 31, 2003. Each of Mr. Fallon's and Mr. Lachance's annual base salary will be $250,000. Mr. Fallon and Mr. Lachance are eligible to receive bonuses based upon the achievement of certain revenue and earnings targets by CORE and Disability RMS. Each executive is eligible for incentive bonuses of (i) $500,000 upon the achievement of projected targets through December 31, 2003, and (ii) $250,000 upon the achievement of projected targets through December 31, 2004. However, for each of Mr. Fallon and Mr. Lachance, depending on the extent to which actual results fall short of or exceed projected targets, the potential range of the incentive bonuses is from 0 to 2 times (i) the $500,000 incentive bonus for achieving the December 31, 2003 projected targets (i.e. a potential bonus of between $0 to $1,000,000) and (ii) the $250,000 bonus for achieving the December 31, 2004 projected targets (i.e. a potential bonus of between $0 to $500,000). Mr. Fallon and Mr. Lachance are each also eligible to receive an annual bonus in an amount of forty percent (40%) of his annual base salary upon the achievement of annual projected targets. Again, for each of Mr. Fallon and Mr. Lachance, depending on the extent to which actual results fall short of or exceed projected targets, the potential range of the annual bonus is from 0 to 2 times the 40% of annual base salary bonus (or a potential annual bonus of between 0% and 80% of annual base salary).

      If Disability RMS terminates the executive's employment other than for cause, disability or death or if the executive terminates his employment for Good Reason, as defined below, the executive will receive all amounts accrued and unpaid to executive through the termination date, including but not limited to unpaid base salary, earned but unpaid bonuses (if any), accrued but unpaid holiday pay, and accrued but unused vacation time); continuation of base salary and health care coverage for twelve (12) months from the date of termination, provided, however, that if such termination occurs within 12 months of the Effective Time, such benefits will be continued for eighteen (18) months from the date of such termination (provided that such benefits will be reduced to reflect any salary, consulting fees or other compensation received by the executive for services rendered after one (1) year from the termination date); and if termination occurs prior to January 1, 2004, a `Deemed Bonus' equal to the amount of any incentive bonus that would have been payable under the agreement if the executive had continued his employment through December 31, 2003.

      Under each of Messrs. Fallon's and Lachance's amended and restated employment agreements, "Good Reason" is defined as: (i) the assignment to the executive of any duties substantially inconsistent with the executive's status as the President or co-President of Disability RMS, a substantial alteration in the nature or status of the executive's title with Disability RMS and his responsibilities for the day to day business, operations and affairs of Disability RMS, as set forth in the agreement, or a diminution in the executive's authority with respect to Disability RMS (however, in no event will an alteration, whether substantial or not, in the nature or status of the executive's title with CORE and his responsibilities for the day to day business, operations and affairs of CORE or its subsidiaries other than Disability RMS, or a diminution in the executive's authority with respect to CORE or its subsidiaries other than Disability RMS, give rise to Good Reason);
(ii) any material breach by Disability RMS of any material provision of the amended and restated employment agreement; (iii) any purported termination by Disability RMS of the executive's employment which is effected other than as provided in the amended and restated employment agreement; (iv) the requirement that the executive and Disability RMS' corporate headquarters be based at any office or location other than one within the greater Portland, Maine, area; (v) Mr. Fallon (in the case of Mr. Lachance) or Mr. Lachance (in the case of Mr. Fallon) no longer being employed by Disability RMS as co-President except as a result of (x) the Disability RMS' termination of such executive for Cause or (y) such executive's voluntary termination without Good Reason or (vi) any substantial part of the business or assets of Disability RMS is no longer owned directly, or through a wholly owned subsidiary, by Fortis.

Compensation Committee Interlocks and Insider Participation

      In 2000, the Compensation Committee of the Board of Directors consisted of Leslie Alexandre and David Tourangeau. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of April 13, 2001, regarding the beneficial ownership of CORE's Common Stock by (i) each person who is known by CORE to own beneficially more than five percent (5%) of CORE's Common Stock;
(ii) each director of CORE; (iii) each Named Executive Officer of CORE identified in the Summary Compensation Table set forth herein; and (iv) all directors and executive officers of CORE as a group. Unless otherwise indicated, the address of the persons listed below is in care of CORE, INC., 18881 Von Karman Avenue, Irvine, California 92612.

                                                Number of Shares         Percent
  Name                                          Beneficially Owned (1)    Owned
--------------------------------------------------------------------------------

Fortis, Inc.
One Chase Manhattan Plaza
New York, NY 10005                              2,183,986 (2)             22.0%

Credit Suisse Asset Management, LLC
153 East 53rd Street
New York, New York  10022                       1,314,500 (3)             14.5%

The Townsend Group Investments
22601 Pacific Coast Hwy, Suite 200
Malibu, California 90265                          502,711 (4)              5.5%

George C. Carpenter IV                            438,556 (5)              4.8%

Craig C. Horton                                   296,218 (6)              3.2%

James T. Fallon                                   262,517 (7)              2.9%

Lisa O. Hansen                                    262,517 (8)              2.9%

Michael D. Lachance                               262,517 (9)              2.9%

Stephen C. Caulfield                              145,276 (10)             1.6%

Leslie Alexandre                                  109,375 (11)             1.2%

David M. Tourangeau                                37,000 (12)              *

James R. Boris                                     36,000 (13)              *

Richard J. Towle                                   36,000 (14)              *

All directors and executive officers as
  a group (13 individuals)                      1,958,518 (15)            20.7%


*     Less than one percent.
(1) Except as otherwise indicated, represents sole voting and investment power.
(2) In connection with, and as a condition to, Fortis and CORE entering into the Merger Agreement, dated March 29, 2001, all directors and certain officers of CORE (the "Stockholders"), who own an aggregate of 1,354,600 shares (and, as of April 13, 2001, vested and unvested options to acquire 829,386 shares), have entered into a Voting Agreement with Fortis dated March 29, 2001 (at which time the vested and unvested options included an additional 140,000 options which expired without exercise on March 29,
      2001). Pursuant to the Voting Agreement, the Stockholders have agreed to vote their shares in favor of adoption of the merger with Fortis and not to dispose of such shares, subject to certain exceptions. Fortis, Inc. has no pecuniary interest in the 2,183,986 shares and disclaims beneficial ownership of such shares. Jerome A. Atkinson, Drew Desky and Katherine Greenzang, employees and officers of Fortis, are holders of proxies under the Voting Agreement, have no pecuniary interest in the 2,183,986 shares and disclaim beneficial ownership of such shares. A copy of the Voting Agreement was filed as an exhibit to the Schedule 13D filed by Fortis, Inc., the Stockholders and the proxy holders on April 9, 2001.
(3)   Based on Schedule 13G/A, dated February 9, 2001.
(4) Based on Schedule 13G, dated February 7, 2001. Includes 429,711 shares with shared voting and dispositive power.
(5) Includes 318,556 shares held jointly by Mr. Carpenter and his wife and 120,000 shares issuable to Mr. Carpenter pursuant to options (47,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.

(6) Includes 1,000 shares held by Mr. Horton as custodian for Mr. Horton's son and 120,000 shares issuable to Mr. Horton pursuant to options (47,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(7) Includes 31,667 shares issuable to Mr. Fallon pursuant to options (19,001 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(8) Includes 31,667 shares issuable to Ms. Hansen pursuant to options (19,001 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(9) Includes 31,667 shares issuable to Mr. Lachance pursuant to options (19,001 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(10) Includes 12,000 shares owned by Mr. Caulfield's wife and 97,000 shares issuable to Mr. Caulfield pursuant to options (33,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(11) Includes 94,375 shares issuable to Dr. Alexandre pursuant to options (33,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(12) Includes 36,000 shares issuable to Mr. Tourangeau pursuant to options (6,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(13) Includes 36,000 shares issuable to Mr. Boris pursuant to options (30,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(14) Includes 36,000 shares issuable to Mr. Towle pursuant to options (6,000 of which remain subject to future vesting). These shares and options are included in the number of shares beneficially owned by Fortis, Inc., described in note (2) above.
(15) Includes 706,818 shares issuable pursuant to options (292,803 of which remain subject to future vesting).

Item 13. Certain Relationships and Related Transactions.

      On September 1, 1998, CORE acquired all the shares of stock of Disability Reinsurance Management Services, Inc. ("Disability RMS"), pursuant to a Capital Stock Purchase Agreement dated as of August 31, 1998 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, all the shares of Disability RMS stock were acquired in exchange for CORE's cash payment of $20 million, the issuance of 480,000 shares of CORE common stock and the future issuance of up to an additional 375,000 shares of CORE common stock, based upon the future performance of Disability RMS. Effective April 1, 2000, CORE and Disability RMS entered into an Agreement and Amendment to the Stock Purchase Agreement (the "Agreement and Amendment") with James T. Fallon, Lisa O. Hansen, Michael D. Lachance and other former stockholders of Disability RMS whereby CORE agreed to make full payment of the additional consideration of 375,000 shares of CORE common stock. Pursuant to this Agreement and Amendment, effective April 1, 2000 Mr. Fallon, Ms. Hansen and Mr. Lachance each received 101,250 shares of CORE common stock, representing each of their 27% interests as former stockholders of Disability RMS.