Form 10-Q
period 2001-03-31
CORE INC
filed 2001-05-14
CIK 880238

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 0-19600

CORE, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2828817 (I.R.S. Employer Identification No.)

18881 Von Karman Avenue, Suite 1750, Irvine, California 92612
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (949) 442-2100

    Indicate by check "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On May 7, 2001 there were 9,089,064 shares of the Registrant's Common Stock outstanding.

CORE, INC.
FORM 10-Q
For the quarter ended March 31, 2001

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets (Unaudited)	3
	Consolidated Condensed Statements of Operations (Unaudited)	5
	Consolidated Condensed Statements of Cash Flows (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	N/A
Item 2.	Changes in Securities and Use of Proceeds	N/A
Item 3.	Defaults Upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	N/A
Item 5.	Other Information	N/A
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

CORE, INC.

Consolidated Condensed Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$303,206	$328,518
Accounts receivable, net of allowance for doubtful accounts of $780,289 at March 31, 2001 and $645,668 at December 31, 2000	9,533,682	8,846,949
Unbilled receivables	2,049,422	2,684,721
Notes receivable from officers	69,662	69,662
Prepaid expenses	306,453	418,296
Other current assets	222,080	256,755

Total current assets	12,484,505	12,604,901
Unbilled receivables, net of current portion	—	22,898
Property and equipment, net	12,221,857	12,229,484
Other assets, net	1,439,662	1,465,847
Goodwill and intangibles, net of accumulated amortization of $4,205,602 at March 31, 2001 and $3,821,932 at December 31, 2000	26,145,326	26,528,996

Total assets	$52,291,350	$52,852,126

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note 1)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$301,583	$339,564
Accrued expenses	4,047,912	3,410,411
Accrued payroll	474,642	1,000,667
Notes payable	20,995	41,528
Capital lease obligations	268,162	268,162

Total current liabilities	5,113,294	5,060,332
Borrowings under credit agreement	12,000,000	13,000,000
Deferred rent, net of current portion	290,376	268,741
Capital lease obligations, net of current portion	588,473	703,238
Stockholders' equity:
Preferred stock, no par value, authorized 500,000 shares; no shares outstanding	—	—
Common stock, $0.10 par value per share; authorized 30,000,000 shares; issued and outstanding 9,089,064 at March 31, 2001 and December 31, 2000	908,906	908,906
Additional paid-in capital	43,621,770	43,621,770
Accumulated deficit	(10,231,469)	(10,710,861)

Total stockholders' equity	34,299,207	33,819,815

Total liabilities and stockholders' equity	$52,291,350	$52,852,126

See accompanying notes.

CORE, INC.

Consolidated Condensed Statements of Operations (Unaudited)

	Three months ended March 31,
	2001	2000
Revenues	$17,274,722	$17,146,044
Cost of services	8,586,847	8,806,127

Gross profit	8,687,875	8,339,917
Operating expenses:
Selling, general and administrative	5,775,971	5,165,223
Depreciation and amortization	1,156,112	1,081,749
Proposed merger costs	654,817	—
Non-recurring realignment charges	—	1,148,193

Total operating expenses	7,586,900	7,395,165

Income from operations	1,100,975	944,752
Interest income (expense):
Interest income	9,162	10,801
Interest expense	(424,745)	(428,994)

Total interest expense, net	(415,583)	(418,193)

Income before income taxes	685,392	526,559
Income tax provision	(206,000)	(160,000)

Net income	$479,392	$366,559

Net income per common share:
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

Weighted average shares:
Basic	9,089,000	8,182,000

Diluted	9,108,000	8,472,000

See accompanying notes.

CORE, INC.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2001	2000
Net cash provided by (used in) operating activities	$2,149,740	$(831,527)
Investing activities:
Additions to property and equipment	(910,718)	(1,172,605)
Additions to goodwill and intangible assets	—	(40,000)
Reductions on note receivable	40,831	37,258
Increase in other assets	(19,867)	(61,493)

Net cash used in investing activities	(889,754)	(1,236,840)
Financing activities:
Borrowings under credit agreement	4,800,000	3,400,000
Repayments under credit agreement	(5,800,000)	(2,200,000)
Payments for origination and other fees pursuant to credit agreement	(150,000)	(20,015)
Payments on notes payable	(20,533)	(18,770)
Payments on capital lease obligations	(114,765)	(14,412)
Issuance of common stock upon exercise of stock options	—	921,564

Net cash provided by (used in) financing activities	(1,285,298)	2,068,367

Net decrease in cash and cash equivalents	(25,312)	—
Cash and cash equivalents at beginning of period	328,518	—

Cash and cash equivalents at end of period	$303,206	$—

See accompanying notes.

CORE, INC.

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2001

Note 1—Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements of CORE, INC. ("CORE") at that date.

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements for the year ended December 31, 2000 contained in CORE's annual report on Form 10-K filed April 2, 2001, as amended by CORE's Form 10-K/A filed with the Securities and Exchange Commission on April 18, 2001.

Note 2—Credit Agreement

    On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. Effective as of December 31, 2000, the total remaining credit facility under the terms of the Third Amendment to the Amended and Restated Credit Agreement dated March 23, 2001 (as amended, the "Restated Credit Agreement") is $18,000,000 and is comprised of a $13,000,000 Term Loan and an available commitment of up to $5,000,000 in Revolving Loans. The Term Loan is subject to principal payments of $2,750,000 due and paid in March 2001 (consisting of a $2,000,000 prepayment in connection with the third amendment and a $750,000 scheduled payment) and each month thereafter in amounts ranging from $250,000 to $333,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

    At March 31, 2001 and December 31, 2000, CORE had outstanding borrowings of $12,000,000 and $13,000,000, respectively, under the credit facility which were all tied to the prime base lending rate (8.0% at March 31, 2001) plus the applicable margin.

    The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth, minimum earnings and maximum capital expenditure levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Restated Credit Agreement at March 31, 2001.

    Under the terms of the Third Amendment to the Restated Credit Agreement, a fee of $200,000 will be payable by CORE if the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001. An additional fee of $400,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid by August 31, 2001. Beginning on October 1, 2001 and each month thereafter, a fee of $100,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid as of the first business day of the month.

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

Note 3—Merger Agreement

    On March 29, 2001, CORE signed an Agreement and Plan of Merger (the "Merger Agreement") with Fortis, Inc. ("Fortis"), under which Fortis will acquire all of the shares of CORE for $4.92 in cash per share, or approximately $45,000,000 in the aggregate. Fortis will also assume all of CORE's obligations, including the outstanding borrowings under the terms of the amended credit facility with Fleet National Bank. CORE anticipates that the transaction can be completed in approximately three to four months from the signing of the Merger Agreement, subject to customary closing conditions, including the approval of the holders of two-thirds of the outstanding shares of CORE's common stock.

    During the first quarter, CORE incurred $655,000 of costs in connection with the proposed merger. These expenses primarily consisted of services provided by CORE's investment banker, including a fairness opinion rendered on the proposed merger, and services provided by outside legal counsel and other consultants.

Note 4—Non-Recurring Realignment Charges

    CORE recorded non-recurring charges of $1,148,000 during the three months ended March 31, 2000 as a result of realignment activities within its service lines and administrative functions. The charges primarily include severance costs related to a reduction in workforce and costs to initiate the relocation of the WorkAbility® data center from the East Coast to the West Coast.

    A total of $2,601,000 was recorded as a result of realignment activities during 2000. Unpaid realignment charges of $243,000 and $522,000, which will be primarily disbursed through June 2001, are included in accrued expenses on the accompanying consolidated balance sheet at March 31, 2001 and December 31, 2000, respectively.

Note 5—Earnings per Common Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31,
	2001	2000
Numerator:
Net income	$479,000	$367,000

Denominator:
Denominator for basic earnings per share: weighted-average shares	9,089,000	8,182,000
Effect of dilutive stock options and warrants	19,000	290,000

Denominator for diluted earnings per share: adjusted weighted-average shares and assumed conversions	9,108,000	8,472,000

Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

Note 6—Segment Reporting

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

Note 7—Comprehensive Income

    Total comprehensive income was $479,000 for the three months ended March 31, 2001 and $367,000 for the three months ended March 31, 2000, respectively.

Note 8—Trust Accounts

    CORE controls certain cash and cash equivalents for clients for the processing of disability payments that, pursuant to agreements with the customers, remains the property of the customers. The balance of these funds as of March 31, 2001 and December 31, 2000 was approximately $1,077,000 and $775,000, respectively. These funds are not reflected in the accompanying consolidated condensed financial statements.

    Furthermore, in its fiduciary capacity, CORE is entrusted with funds of reinsurance facility pools. The balance of these funds as of March 31, 2001 and December 31, 2000 was approximately $11,499,000 and $13,513,000, respectively. These funds are not reflected in the accompanying consolidated condensed financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    CORE, INC. ("CORE") is a leading national provider of employee absence management services to employers, third-party administrators and insurance carriers. CORE's services include Integrated Disability Management (which consists of CORE's proprietary WorkAbility® Integrated Disability Management program, disability reinsurance management services, Social Security disability benefits advocacy, analytic and reporting services, onsite job profiling analysis and workplace risk management services, and licensing), Peer Review Analysis (which consists of specialty physician and allied health review services), and other services including Medicare coordination of benefits, health care benefits utilization review and case management services. CORE's services are designed to prevent absence, promote early return to work, improve productivity, and manage disabilities from "day one" through return to work or retirement, without compromising the quality of health care services provided to patients.

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and CORE's actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. Some important factors CORE believes could cause such results to differ include the failure to close the proposed merger with Fortis, restrictions on availability of capital, CORE's reliance on its WorkAbility program, dependence on key clients, risks associated with growth strategy, uncertainty of future profitability, exposure to professional liability, reliance on data processing capabilities, dependence on key personnel, increases or changes in government regulation and competition. The foregoing list of factors is not intended to represent a complete list of the general or specific risks that may affect CORE. It should be recognized that other risks might be significant, presently or in the future. CORE does not intend to update or publicly release any revisions to the forward-looking statements.

Current Developments

Credit Agreement

    On March 23, 2001, CORE entered into a Third Amendment to the Amended and Restated Credit Agreement with Fleet National Bank. The amendment modified certain financial covenants for the first and second quarters of 2001, provided for a reduction in the amount of the available commitment for the Revolving Loans and required a prepayment of the Term Loan in the principal amount of $2,000,000 during March 2001. In addition, the amended credit facility now provides for a fee of $200,000 payable by CORE if the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001. An additional fee of $400,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid by August 31, 2001. Beginning on October 1, 2001 and each month thereafter, a fee of $100,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid as of the first business day of the month. See "Notes to Consolidated Condensed Financial Statements (Unaudited)," Note 2 contained elsewhere in this report for additional information.

Merger Agreement

    On March 29, 2001, CORE signed an Agreement and Plan of Merger (the "Merger Agreement") with Fortis, Inc. ("Fortis"), under which Fortis will acquire all of the shares of CORE for $4.92 in cash per share, or approximately $45,000,000 in the aggregate. Fortis will also assume all of CORE's obligations, including the outstanding borrowings under the terms of the amended credit facility with Fleet National Bank. CORE anticipates that the transaction can be completed in approximately three to four months from the signing of the Merger Agreement, subject to customary closing conditions, including the approval of the holders of two-thirds of the outstanding shares of CORE's common stock.

    During the first quarter, CORE incurred $655,000 of costs in connection with the proposed merger. These expenses primarily consisted of services provided by CORE's investment banker, including a fairness opinion rendered on the proposed merger, and services provided by outside legal counsel and other consultants.

Results of Operations

    The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of revenues:

	Three months ended March 31,
	2001	2000
Revenues	100.0%	100.0%
Cost of services	49.7	51.4
Gross profit	50.3	48.6
Selling, general and administrative expense	33.4	30.1

    The following table sets forth the contribution to total revenues of each of CORE's principal service lines for the periods indicated:

	Three months ended March 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Integrated Disability Management	$12,750	74%	$13,010	76%
Peer Review Analysis	2,596	15	2,754	16
Other service lines	1,929	11	1,382	8

	$17,275	100%	$17,146	100%

Three Months ended March 31, 2001 and 2000

    CORE's overall revenues increased by $129,000 (1%) for the three months ended March 31, 2001 from the first quarter of 2000.

    Revenues from Integrated Disability Management decreased $260,000 (2%) for the three months ended March 31, 2001, as compared to the same period in 2000, due to an overall decline in services provided to CORE's WorkAbility clients.

    Revenues from the Peer Review Analysis service line decreased $158,000 (6%) for the three months ended March 31, 2001 as compared to the same period in the previous year, primarily as a result of a decrease in services to existing clients.

    Revenues from other service lines (which includes utilization review, Medicare coordination of benefits and other case management services), increased $547,000 (40%) for the three months ended March 31, 2001, as compared to the same period in 2000. This increase was due to a significant increase in Medicare revenues due to the addition of a new large client and expanded services to existing clients.

    CORE's top five clients represented 40% of revenues for the three months ended March 31, 2001 as compared to 43% for the same period in 2000. Verizon (including Bell Atlantic Corporation, GTE

Communications System Corporation and Verizon Wireless) accounted for approximately 18% and 20% of revenues for the three month periods ended March 31, 2001 and 2000, respectively. No other single client represented more than 10% of total revenues for these periods.

    Cost of services for CORE includes direct expenses associated with the delivery of our review and managed care services, including salaries for professional, clerical and license support staff, the cost of physician reviewer consultants and telephone expense. Cost of services decreased $219,000 (2%) for the three months ended March 31, 2001 from the first quarter of 2000 primarily due to a decrease in staffing levels required to service CORE's WorkAbility Absence Management program clients.

    CORE's gross profit performance for the three months ended March 31, 2001 increased to 50% from 49% in 2000. Gross profit performance for each of CORE's principal service lines for the three months ended March 31, 2001 and 2000, respectively, are: 50% and 50% for Integrated Disability Management, 38% and 46% for Peer Review Analysis and 72% and 45% for other service lines. The decline in the Peer Review Analysis gross profit performance is due to reduced revenues coupled with increased personnel costs to support the operations for this service line. The gross profit performance realized for the other service lines is primarily due to greater efficiencies in providing services to a larger client base in the Medicare coordination of benefits program.

    Selling, general and administrative expenses include the cost of salaries for sales, client services, product management, executive, administrative and information services personnel, rent, travel expenses and other overhead items. Selling, general and administrative expenses increased $611,000 (12%) for the three months ended March 31, 2001 from the first quarter of 2000. The increase was primarily due to increased facility costs. As a result of the increased activities, selling, general and administrative expenses, as a percentage of revenues, increased to 33% for the three months ended March 31, 2001 from 30% for the first three months of 2000.

    Depreciation and amortization expenses increased $74,000 (7%) for the three months ended March 31, 2001 as compared to the first quarter of 2000. The increase is primarily related to the development of internal use software and purchases of network hardware that CORE has invested in over the past year.

Financial Condition, Liquidity and Capital Resources

    On August 31, 1998, CORE first entered into a credit agreement (the "Initial Credit Agreement") with Fleet National Bank ("Fleet") which was later amended and restated. Effective as of December 31, 2000, the total remaining credit facility under the terms of the Third Amendment to the Amended and Restated Credit Agreement dated March 23, 2001 (as amended, the "Restated Credit Agreement") is $18,000,000 and is comprised of a $13,000,000 Term Loan and an available commitment of up to $5,000,000 in Revolving Loans. The Term Loan is subject to principal payments of $2,750,000 due and paid in March 2001 (consisting of a $2,000,000 prepayment in connection with the third amendment and a $750,000 scheduled payment) and each month thereafter in amounts ranging from $250,000 to $333,000. CORE can elect that the outstanding borrowings under all or portions of the Term Loan and the Revolving Loans be at either (i) the prime base rate plus 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 3.50%. The Restated Credit Agreement is scheduled to expire on December 31, 2004.

    At March 31, 2001 and December 31, 2000, CORE had outstanding borrowings of $12,000,000 and $13,000,000, respectively, under the credit facility which were all tied to the prime base lending rate (8.0% at March 31, 2001) plus the applicable margin.

    The Restated Credit Agreement is secured by substantially all of CORE's assets and requires CORE to meet certain financial covenants, including minimum ratios for interest, debt service and fixed charge coverage along with minimum net worth, minimum earnings and maximum capital expenditure levels. Additionally, the Restated Credit Agreement prohibits the payment of dividends by CORE without the Bank's written consent. CORE was in compliance with the financial covenants contained in the Restated Credit Agreement at March 31, 2001.

    Under the terms of the Third Amendment to the Restated Credit Agreement, a fee of $200,000 will be payable by CORE if the credit facility is not terminated and all outstanding borrowings repaid by July 31, 2001. An additional fee of $400,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid by August 31, 2001. Beginning on October 1, 2001 and each month thereafter, a fee of $100,000 will be incurred if the credit facility is not terminated and all outstanding borrowings repaid as of the first business day of the month.

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

    During the first quarter of 2001, CORE's cash and cash equivalents decreased by $25,000. CORE typically uses all available cash and cash equivalents to reduce the revolving line of credit. For the three months ended March 31, 2001, operations provided $2,150,000 of cash. The reason that cash provided by operations is greater than net income for the three month period of $479,000 is mainly attributable to the non-cash impact of depreciation and amortization of $1,261,000. CORE's investing activities used $890,000 of cash mostly to fund additions to property and equipment (including software development). CORE's financing activities used $1,285,000 of cash for this period, mainly to repay outstanding borrowings on the credit facility. CORE expects to continue using all of its available cash to repay outstanding borrowings during future periods.

    CORE leases its facilities and certain computer and office equipment. Future lease commitments as of March 31, 2001, which relate substantially to space rental, for the nine months ended December 31, 2001 and the year ended December 31, 2002 are approximately $3.1 million and $3.3 million, respectively. All obligations held by CORE under lease commitments expire on various dates through November 2010 and total approximately $14.2 million as of March 31, 2001.

    CORE has net operating loss carryforwards for federal and state income tax purposes of approximately $6.3 million and $15.8 million, respectively, as of March 31, 2001, which can be used to reduce future obligations for federal and state income taxes. The amount of net operating loss carryforwards that can be utilized in any future year are limited due to "equity structure shifts" in 1995 involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which resulted in a more than 50 percentage point change in ownership. The utilization of the net operating loss carryforwards may be subject to further limitation provided by the Internal Revenue Code of 1986 and similar state provisions.

    CORE plans to finance its operations and working capital requirements primarily with future earnings from operations. As of May 7, 2001, outstanding borrowings under the Restated Credit Agreement were $12,300,000. To the extent that working capital needs exceed currently available working capital, CORE has the flexibility to borrow additional funds up to the maximum commitment available under the Restated Credit Agreement. CORE believes that this available financing, along with future earnings from operations and other sources of available funds will be sufficient to meet its liquidity and funding requirements through at least the year 2002.

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

PART II

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

2.1
Agreement and Plan of Merger, dated as of March 29, 2001, by and among CORE, INC., Fortis, Inc. and CORE Merger Sub, Inc. Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K, filed March 30, 2001, and incorporated herein by reference.
10.1*	Voting Agreement dated as of March 29, 2001 among Fortis, CORE and certain stockholders of CORE.
10.2*	Second Amendment to Shareholder Rights Agreement dated as of March 29, 2001 between CORE and State Street Bank and Trust Company, as Rights Agent.
10.3*	First Amendment to Employment Agreement between CORE and George C. Carpenter IV, dated January 18, 2001.
10.4*	Amended and Restated Employment Agreement between CORE and George C. Carpenter IV, dated as of March 29, 2001(excluding Exhibits).
10.5*	First Amendment to Employment Agreement between CORE, INC. and Craig C. Horton, dated January 18, 2001(excluding Exhibits).
10.6*	Amended and Restated Employment Agreement between CORE and Craig C. Horton, dated as of March 29, 2001.
10.7*	Second Amendment to Employment Agreement between Disability Reinsurance Management Services, Inc. ("DRMS") and James T. Fallon, dated as of September 30, 2000.
10.8*	Amended and Restated Employment Agreement among CORE, DRMS and James T. Fallon, dated as of March 29, 2001(excluding Exhibits).
10.9*	Second Amendment to Employment Agreement between DRMS and Michael D. Lachance, dated as of September 30, 2000.
10.10*	Amended and Restated Employment Agreement among CORE, DRMS, and Michael D. Lachance, dated as of March 29, 2001(excluding Exhibits).
10.11*	Second Amendment to Employment Agreement between DRMS and Lisa O. Hansen, dated as of September 30, 2000.
10.12*	Letter Agreement dated January 18, 2001 between DRMS and Lisa O. Hansen.
10.13*	Letter Agreement between DRMS and Lisa O. Hansen dated March 23, 2001.
10.14*	Letter Agreement dated January 18, 2001 between CORE, INC. and William E. Nixon.
10.15*	Letter Agreement between CORE, INC. and William E. Nixon dated February 2001.
10.16*	Amendment to 1991 Stock Option Plan, dated March 14, 2001.
10.17*	Amendment to 1997 Stock Option Plan, dated March 14, 2001.

*
Filed herewith

(b)
Reports on Form 8-K

    On March 30, 2001, the Company filed a report on Form 8-K dated March 29, 2001 concerning the Agreement and Plan of Merger with Fortis, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE, INC.
Dated: May 10, 2001	By:	/s/ BRADLEY J. TIMON Bradley J. Timon Acting Chief Financial Officer, (Duly authorized officer and Principal Financial Officer)

QuickLinks

CORE, INC. FORM 10-Q For the quarter ended March 31, 2001
TABLE OF CONTENTS
CORE, INC. Consolidated Condensed Statements of Operations (Unaudited)
CORE, INC. Notes to Consolidated Condensed Financial Statements (Unaudited) March 31, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure of Market Risk.
PART II
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES